Form 10-Q
period 1996-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1996-08-13
CIK 845035

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q for Quarter Ended June 30, 1996
        File No. 0-19765





Gentlemen:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,


/s/ Marie D. Reynolds
Marie D. Reynolds
Assistant Controller



QH4-10Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                              --------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                    to
For Quarter Ended         June 30, 1996        Commission file number   0-19765

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


                 Massachusetts                                04-3044617
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

        101 Arch Street, Boston, Massachusetts                02110-1106
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                       Page No.
- - ------------------------------                                      --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - June 30, 1996 (Unaudited)
           and March 31, 1996                                             1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1996 and 1995                            2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1996         3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Three Months Ended June 30, 1996 and 1995                      4

         Notes to Combined Financial Statements (Unaudited)               5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12

PART II - OTHER INFORMATION

Items 1-6                                                                15

SIGNATURE                                                                16

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)




           COMBINED BALANCE SHEETS - June 30, 1996 and March 31, 1996


                                                                     June 30,                 March 31,
                                                                       1996                     1996
                                                                    (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                       $     323,676            $    414,451
   Accounts receivable, net                                               19,572                  39,646
   Tenant security deposits                                               88,668                 109,969
   Mortgagee escrow deposits                                             142,419                 113,368
   Other current assets                                                   21,713                  35,465
                                                                   -------------            ------------
     Total current assets                                                596,048                 712,899

Investments in Local Limited Partnerships,
   net of reserve for valuation of $949,906 and
   $913,047, respectively (Note 2)                                    22,078,215              22,748,929
Marketable securities, at fair value (Note 1)                          1,264,523               1,428,765
Rental property at cost, net of
   accumulated depreciation                                           16,489,741              16,628,572
Deferred charges, net of $145,958 and $140,931 of
   accumulated amortization, respectively                                219,886                 224,913
                                                                   -------------            ------------
     Total Assets                                                  $  40,648,413            $ 41,744,078
                                                                   =============            ============


Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates                                  $     190,500            $126,151
   Accounts payable and accrued expenses                                 299,046                 409,693
   Current portion of mortgage notes payable                           3,646,615               3,707,570
   Interest payable                                                      439,233                 218,437
   Tenant security deposits payable                                       88,078                  85,705
                                                                   -------------            ------------
     Total current liabilities                                         4,663,472               4,547,556

Mortgage notes payable                                                 7,508,835               7,521,294
Payable to affiliated Developer                                        2,482,000               2,482,000
                                                                   -------------            ------------
     Total Liabilities                                                14,654,307              14,550,850
                                                                   -------------            ------------

Minority interest in Local Limited Partnerships                          398,389                 421,420
                                                                   -------------            ------------

General, Initial and Investor Limited Partners' Equity                25,603,356              26,771,540
Net unrealized gains (losses) on marketable securities                    (7,639)                    268
                                                                   -------------            ------------
     Total Partners' Equity                                           25,595,717              26,771,808
                                                                   -------------            ------------
     Total Liabilities and Partners' Equity                        $  40,648,413            $ 41,744,078
                                                                   =============            ============

The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                              1996                1995
                                                                         ------------          -------

Revenue:

   Rental                                                                $    443,720          $    597,585
   Investment                                                                  28,949                33,857
   Other                                                                       13,701                20,848
                                                                         ------------          ------------
       Total Revenue                                                          486,370               652,290
                                                                         ------------          ------------

Expenses:
   Asset management fee, related party                                         64,343                62,752
   General and administrative (includes reimbursements
    to an affiliate in the amounts of $37,026 and
    $39,736, respectively)                                                     60,394               182,372
   Bad debt expense                                                           200,394                     -
   Rental operations, exclusive of depreciation                               274,535               305,826
   Property management fee, related party                                      18,739                27,457
   Interest                                                                   270,378               345,482
   Depreciation                                                               177,865               198,808
   Amortization                                                                32,678                33,099
                                                                         ------------          ------------
       Total Expenses                                                       1,099,326             1,155,796
                                                                         ------------          ------------

Loss before equity in losses of
   Local Limited Partnerships                                                (612,956)             (503,506)

Minority interest in losses of
   Local Limited Partnership                                                   23,031                21,217

Equity in losses of Local
   Limited Partnerships                                                      (578,259)             (685,229)
                                                                         -------------         ------------

Net Loss                                                                 $ (1,168,184)         $ (1,167,518)
                                                                         =============         ============

Net Loss allocated:
   To General Partners                                                   $    (11,682)         $    (11,675)
   To Limited Partners                                                     (1,156,502)           (1,155,843)
                                                                         -------------         ------------
                                                                         $ (1,168,184)         $ (1,167,518)
                                                                         =============         ============
Net Loss per Limited Partnership Unit
   (68,043 Units)                                                        $     (17.00)         $     (16.99)
                                                                         =============         ============

The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1996

                                                                                           Net
                                                        Initial        Investor         Unrealized
                                      General           Limited        Limited            Gains
                                      Partners         Partners        Partners          (Losses)         Total


Balance at March 31, 1996            $ (323,370)       $ 5,000       $ 27,089,910       $     268       $ 26,771,808

Net change in net unrealized
    gains on marketable securities
    available for sale                        -              -                  -          (7,907)            (7,907)

Net Loss                                (11,682)             -         (1,156,502)              -         (1,168,184)
                                     ----------        -------       ------------       ---------       ------------

Balance at June 30, 1996             $ (335,052)       $ 5,000       $ 25,933,408       $  (7,639)      $ 25,595,717
                                     ==========        =======       ============       =========       ============


The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                                1996               1995
                                                                           ------------         -------

Net cash used for operating activities                                      $  (224,514)        $  (135,255)
                                                                            -----------         -----------

Cash flows from investing activities:
      Purchases of marketable securities                                       (437,069)           (100,375)
      Proceeds from sales and maturities of
         marketable securities                                                  618,452             166,111
      Cash distributions received from Local
         Limited Partnerships                                                    64,804                   -
      Purchase of rental property                                               (39,034)             (6,905)
                                                                            ------------        -----------
         Net cash provided by investing activities                              207,153              58,831
                                                                            -----------         -----------

Cash flows from financing activities:
      Payment of mortgage principal                                             (73,414)            (17,725)
                                                                            -----------         -----------
         Net cash used for financing activities                                 (73,414)            (17,725)
                                                                            ------------        -----------

Net decrease in cash and cash equivalents                                       (90,775)            (94,149)

Cash and cash equivalents, beginning                                            414,451             532,287
                                                                            -----------         -----------

Cash and cash equivalents, ending                                           $   323,676         $   438,138
                                                                            ===========         ===========

Supplemental disclosure:
   Cash paid for interest                                                   $    49,582         $   260,431
                                                                            ===========         ===========



The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)



                     Notes to Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized    Unrealized       Fair
                                                     Cost            Gains       Losses          Value
     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   877,199       $  1,997     $ (6,743)    $   872,453

     Mortgage backed securities                      344,237          1,790       (4,323)        341,704

     Other debt securities                            50,726              -         (360)         50,366
                                                 -----------       --------     --------     -----------

     Marketable securities
       at June 30, 1996                          $ 1,272,162       $  3,787     $(11,426)    $ 1,264,523
                                                 ===========       ========     ========     ===========

     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   945,321       $    280     $ (4,773)     $   940,828

     Mortgage backed securities                      164,815          2,200       (1,046)         165,969

     Other debt securities                           318,361          3,979         (372)         321,968
                                                 -----------       --------     --------      -----------

     Marketable securities
       at March 31, 1996                         $ 1,428,497       $  6,459     $ (6,191)     $ 1,428,765
                                                 ===========       ========     ========      ===========


The contractual maturities at June 30, 1996 are as follows:

                                                                                                 Fair
                                                                               Cost              Value

     Due in one year or less                                               $   243,477       $   245,474
     Due in one to five year                                                   684,448           677,345
     Mortgage backed securities                                                344,237           341,704
                                                                           -----------       -----------
                                                                           $ 1,272,162       $ 1,264,523
                                                                           ===========       ===========

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sale of fixed maturity securities were approximately $618,000 and $166,000 for the three months ended June 30, 1996 and 1995, respectively. Included in investment income are gross gains of $29,324 and $446 and gross losses of $4,276 and $861 that were realized on these sales for the three months ended June 30, 1996 and 1995, respectively.


2.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-seven Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities at June 30, 1996:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                                   $    43,424,108

Cumulative equity in losses of Local Limited
   Partnerships                                                                               (22,402,135)

Cash distributions received from Local
   Limited Partnerships                                                                        (1,222,644)

Investments in Local Limited Partnerships
   before adjustment                                                                           19,799,329

Excess of investment cost over the underlying net assets acquired:
   Acquisition fees and expenses                                                                3,912,561

   Accumulated amortization of acquisition
     fees and expenses                                                                           (683,769)

Investments in Local Limited Partnerships                                                      23,028,121

Reserve for valuation of investments
   in Local Limited Partnerships                                                                 (949,906)

                                                                                          $    22,078,215

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the financial statements of all Local Limited Partnerships (excluding the Combined Entities) in which the Partnership has invested is as follows:

Summarized Balance Sheets - at March 31, 1996

Assets:
   Rental property, net                                                                   $   124,250,005
   Current assets                                                                               6,766,546
   Other assets, net                                                                           12,187,315
                                                                                          ---------------
     Total Assets                                                                         $   143,203,866
                                                                                          ===============

Liabilities and Partners' Equity:
   Current liabilities                                                                    $     6,847,016
   Mortgages payable, net of current portion                                                  101,813,146
   Other liabilities                                                                            8,224,026
                                                                                          ---------------
     Total Liabilities                                                                        116,884,188


Partners' Equity                                                                               26,319,678
                                                                                          ---------------
     Total Liabilities and Partners' Equity                                               $   143,203,866
                                                                                          ===============

Summarized Income Statements - For the
Three Months Ended March 31, 1996

Rental and other income                                                                   $     5,064,050
                                                                                          ---------------

Expenses:
   Operating expenses                                                                           2,585,319
   Interest expense                                                                             1,887,756
   Depreciation and amortization                                                                1,205,947
                                                                                          ---------------
     Total Expenses                                                                             5,679,022

Net Loss                                                                                  $      (614,972)
                                                                                          ===============

Partnership's share of net loss                                                           $      (596,893)
                                                                                          ===============
Other Partners' share of net loss                                                         $       (18,079)
                                                                                          ===============


For the three months ended June 30, 1996, the Partnership has not recognized $18,634 of equity in losses relating to three Local Limited Partnerships where cumulative equity in losses exceed its total investment in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Transactions with Affiliates

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner currently manages Oakview Square, a Local Limited Partnership in which the Partnership invested. BF Lansing Limited Partnership ("BF Lansing"), an affiliate of the Managing General Partner currently manages three Local Limited Partnerships in which the Partnership has invested, Whitehills II Apartments Company Limited Partnership ("Whitehills II"), Gobles Limited Dividend Housing Association ("Orchard View") and Milan Apartments Company Limited Partnership ("Canfield Crossing"). Included in operating expenses in the summarized income statements in Note 2 to the Combined Financial Statements is $18,051 and $11,899 of fees earned by BFPM and BF Lansing for the three months ended June 30, 1996 and 1995.


4.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred or is in the process of transferring all of the assets of seven of the Texas Partnerships subject to their liabilities to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments and Hilltop Apartments were effective February 21, 1996, February 29, 1996, March 8, 1996, and June 6, 1996, respectively. The remaining properties (Bent Tree Apartments, Nocona Terrace Apartments and Royal Creste Apartments) are being transferred to new owners effective after June 30, 1996. The Partnership will retain Gateway Village.

The Managing General Partner of the Partnership has executed an agreement to sell the general partner interests in the four remaining Texas Partnerships (Justin Place Apartments, Pine Manor Apartments, Pinewood Terrace Apartments and Valley View Apartments) to an unaffiliated buyer. These properties will be restructured into a new partnership in which the Partnership will retain a limited partner interest for a period of at least twelve months. During this period, investors will continue to receive tax credits from these properties.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined
Assets

Current assets:
   Cash and cash equivalents                $       213,040      $       110,636    $           -      $    323,676
   Accounts receivable, net                         331,104               19,572         (331,104)           19,572
   Tenant security deposits                               -               88,668                -            88,668
   Mortgagee escrow deposits                              -              142,419                -           142,419
   Other current assets                              17,347                4,366                -            21,713
                                            ---------------      ---------------    -------------      ------------
     Total current assets                           561,491              365,661         (331,104)          596,048

Investments in Local
   Limited Partnerships, net                     23,973,255                    -       (1,895,040)       22,078,215
Marketable securities, at fair value              1,264,523                    -                -         1,264,523
Rental property at cost, net of
   accumulated depreciation                               -           16,489,741                -        16,489,741
Deferred charges, net                                     -              219,886                -           219,886
                                            ---------------      ---------------    -------------      ------------
     Total Assets                           $    25,799,269      $    17,075,288    $  (2,226,144)     $ 40,648,413
                                            ===============      ===============    =============      ============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates           $       150,764      $       370,840    $    (331,104)     $    190,500
   Accounts payable and accrued expenses             52,788              246,258                -           299,046
   Current portion of mortgage notes payable-                    3,646,615          -                  3,646,615
   Interest payable                                       -              439,233                -           439,233
   Tenant security deposits payable                       -               88,078                -            88,078
                                            ---------------      ---------------    -------------      ------------
     Total current liabilities                      203,552            4,791,024         (331,104)        4,663,472

Mortgage notes payable                                    -            7,508,835                -         7,508,835
Payable to affiliated Developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities                              203,552           14,781,859         (331,104)       14,654,307

Minority interest in Local Limited
   Partnerships                                           -                    -          398,389           398,389

General, Initial, and Investor
   Limited Partners' Equity                      25,603,356            2,293,429       (2,293,429)       25,603,356
Net unrealized losses on
   marketable securities                             (7,639)                   -                -            (7,639)
                                            ----------------     ---------------    -------------      -------------
     Total Partners' Equity                      25,595,717            2,293,429       (2,293,429)       25,595,717
                                            ---------------      ---------------    --------------     ------------
     Total Liabilities and Partners' Equity $    25,799,269      $    17,075,288    $ _(2,226,144)     $ 40,648,413
                                            ===============      ===============    ==============     ============

(A)      As of June 30, 1996.
(B)      As of March 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations



                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined

Revenue:
   Rental                                   $             -      $       443,720    $           -      $    443,720
   Investment                                        26,130                2,819                -            28,949
   Other                                              2,150               11,551                -            13,701
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   28,280              458,090                -           486,370
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party              64,343                    -                -            64,343
   General and administrative                        60,394                    -                -            60,394
   Bad debt expense                                 200,394                    -                -           200,394
   Rental operations, exclusive of depreciation           -              274,535                -           274,535
   Property management fee,
     related party                                        -               18,739                -            18,739
   Interest                                               -              270,378                -           270,378
   Depreciation                                           -              177,865                -           177,865
   Amortization                                      27,651                5,027                -            32,678
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 352,782              746,544                -         1,099,326
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (324,502)            (288,454)               -          (612,956)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           23,031            23,031

Equity in losses of Local Limited
   Partnerships                                    (843,682)                   -          265,423          (578,259)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (1,168,184)     $      (288,454)   $     288,454      $ (1,168,184)
                                            ================     ================   =============      =============

(A) For the three  months  ended June 30,  1996.
(B) For the three months ended March 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined

Net cash provided by (used for)
   operating activities                      $  (340,053)         $    115,539      $          -       $   (224,514)
                                             -----------          ------------      ------------       -------------

Cash flows from investing activities:
   Purchases of marketable securities           (437,069)                    -                 -           (437,069)
   Proceeds from sales and maturities
     of marketable securities                    618,452                     -                 -            618,452
   Cash distributions received from
     Local Limited Partnerships                   64,804                     -                 -             64,804
   Purchase of rental property                         -               (39,034)                -            (39,034)
                                             -----------          ------------      ------------       -------------
Net cash provided by (used for)
     investing activities                        246,187               (39,034)                -            207,153
                                             -----------          ------------      ------------       ------------

Cash flows from financing activities:
   Payment of mortgage principal                       -               (73,414)                -            (73,414)
                                             -----------          -------------     ------------       -------------
Net cash used for financing activities                 -               (73,414)                -            (73,414)
                                             -----------          -------------     ------------       -------------

Net increase (decrease) in cash
   and cash equivalents                          (93,866)                3,091                 -            (90,775)

Cash and cash equivalents, beginning             306,906               107,545                 -            414,451
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $   213,040          $    110,636      $          -       $    323,676
                                             ===========          ============      ============       ============

(A) For the three  months  ended June 30,  1996.
(B) For the three months ended March 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $90,775 from $414,451 at March 31, 1996 to $323,676 at June 30, 1996. The decrease is attributable to cash used for operations, repayment of mortgage principal and purchase of rental property by the Combined Entities. These decreases were offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships in which the Partnership invested.

The Managing General Partner initially designated 4% of the Gross Proceeds as reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $918,000 have been withdrawn from the reserve account to pay legal fees relating to various property issues. This amount includes approximately $876,000 for the Texas Partnerships. At June 30, 1996, approximately $1,274,000 of cash, cash equivalents and marketable securities has been designated as reserves. Management believes that the investment income earned on the reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $876,000 noted above, the Partnership has also advanced approximately $534,000 to the Texas Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made in the three months ended June 30, 1996.


Results of Operations

The Partnership's results of operations for the three months ended June 30, 1996 resulted in a net loss of $1,168,184 as compared to a net loss of $1,167,518 for the same period in 1995. The slight change in the net loss position is primarily attributable to a decrease in rental revenue and an increase in bad debt expense. These increases are partially offset by a decrease in equity in losses of Local Limited Partnerships and decreases in general and administrative, rental operations and interest expense items. The decrease in rental revenue and rental operation and interest expenses is due to the exclusion of seven of the Texas Partnerships' operations which were previously combined. Four of these Texas Partnerships were disposed of and three are now being accounted for on the equity method of accounting. Please refer to the section entitled "Property Discussions" for additional information. The increase in bad debt expense is the result of a reserve for advances made to one Local Limited Partnership. The decrease in general and administrative expenses is caused by a decrease in the expenses paid on behalf of the Texas Partnerships. The decrease in equity in losses of Local Limited Partnerships is caused by more efficient property operations during the first quarter of 1996 as compared to the corresponding 1995 period.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

Prior to the transfer of four of the Texas Partnerships, Limited Partnership interests had been acquired in thirty-seven Local Limited Partnerships which are located in thirteen states, Washington, D.C. and Puerto Rico. Fifteen of the properties with 1,440 apartments were newly constructed and twenty-two of the properties with 2,061 apartments were rehabilitated. Most of the Local Limited Partnerships have stable operations. The majority of these properties are operating at break-even or generating operating cash flow.

A few properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses, or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, the Managing General Partner has transferred or is in the process of transferring all of the assets of seven of the Texas Partnerships subject to their liabilities to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments and Hilltop Apartments were effective February 21, 1996, February 29, 1996, March 8, 1996, and June 6, 1996, respectively. The remaining properties (Bent Tree Apartments, Nocona Terrace Apartments and Royal Creste Apartments) are being transferred to new owners effective after June 30, 1996. The Partnership will retain Gateway Village.

The Managing General Partner of the Partnership has executed an agreement to sell the general partner interests in the four remaining Texas Partnerships (Justin Place Apartments, Pine Manor Apartments, Pinewood Terrace Apartments and Valley View Apartments) to an unaffiliated buyer. These properties will be restructured into a new partnership in which the Partnership will retain a limited partner interest for at least twelve months. During this period, investors will continue to receive tax credits from these properties.

For tax purposes, these events will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in nominal recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

As previously reported, Bentley Court, located in Columbia, South Carolina, defaulted on its mortgage in August 1994 as the Local General Partner was pursuing a GNMA security reissuance to achieve a reduction in debt service. However, the security reissuance was stalled due to the rise in interest rates. Although the monetary default was a nominal amount, the Local General Partner was advised that the lender intended to commence foreclosure proceedings. The default was cured, and as a part of the plan to remedy the default, an affiliate of the Managing General Partner was, subject to lender consent, admitted as an additional General Partner with the right to take over control of the property in certain circumstances. The HUD Inspector General's office audited the property in October 1994 and ruled that certain fees could not be charged to tenants. The Local General Partner has complied with this ruling, which will reduce property income, and he has assumed his obligation to fund any resulting deficits. On July 18, 1996, the Local General Partner reached an agreement on a GNMA security reissuance which achieved a reduction in debt service through an interest rate reduction to current market levels. The agreement stipulates that if the Local General Partner defaults on the agreement, the lender has the right to remove the management company. An affiliate of the Managing General Partner has been approved as a substitute management company and has the right to replace the Local General Partner in the event of a default.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Findlay  Market,  located in  Cincinnati,  Ohio,  has been affected by occupancy problems because 45% of the property's units were damaged by a fire. The reconstruction was delayed because the lender initially insisted that the insurance proceeds be used to pay down the mortgage. The City of Cincinnati interceded and extended a grant to pay down the mortgage. In March 1996, an affiliate of the Managing General Partner became actively involved in discussions with the Local General Partner, the lender, and the City of Cincinnati on additional funding sources needed to reconstruct the units. The Partnership will advance $345,000 of Partnership reserves to help cover the shortfall of funds and reconstruction commenced in May 1996. As of June 30, 1996, approximately $202,000 has been advanced. The Local General Partner currently estimates that reconstruction will be complete by November 1996. The low-income housing tax credits continue to be earned on the units to be reconstructed; however, a portion of the historic tax credits attached to the units received in 1991 and 1992 will be recaptured. The amount of recapture is estimated to be approximately $1.60 per investment unit.

One other property in which the Partnership has invested, BK Apartments, continues to experience cash flow deficits as a result of high vacancy. A number of units were damaged by flooding in 1993 and recently have been rebuilt. In January 1996, property operations were insufficient to cover the full bond payment which resulted in a technical default on the bonds. The General Partner reached an agreement with the trustee, whereby he would make February, March, and April payments in a timely manner and cure the delinquent bond payment by May 1, 1996. At this time, the Local General Partner has not satisfied his obligation and the lender has threatened further action. As a result of the default, the General Partner has transferred management of the property to
Goldmark Property Management ("Goldmark"). Goldmark is in the process of determining the cost of capital improvements required to stabilize the property's operations. These costs may require the use of Partnership reserves. The Managing General Partner has requested debt service relief in proportion to the amount of additional capital the Partnership must invest in order to complete the capital improvements. The amount of additional capital needed has not been determined at this time.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)






PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1996        BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. IV

                         By:   Arch Street IV, Inc.,
                               its Managing General Partner



                                /s/Georgia Murray
                                Georgia Murray
                                A Managing Director, Treasurer
                                and Chief Financial Officer