Form 10-Q
period 1996-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1996-11-14
CIK 845035

November 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q Edgar for Quarter Ended September 30, 1996 File No. 0-19765


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller



QH4-10Q2.DOC

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

For the quarterly period ended           September 30, 1996
                              ------------------------------------

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the transition period from           to

For the Quarter ended September 30, 1996   Commission file number      0-19765


             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


                 Massachusetts                      04-3044617
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)


        101 Arch Street, Boston, Massachusetts       02110-1106
       (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - September 30, 1996 (Unaudited)
           and March 31, 1996                                               1

         Combined Statements of Operations (Unaudited) - For the Three
           and Six Months Ended September 30, 1996 and 1995                 2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1996        3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Six Months Ended September 30, 1996 and 1995                     4

         Notes to Combined Financial Statements (Unaudited)                 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              13

PART II - OTHER INFORMATION

Items 1-6                                                                   16

SIGNATURE                                                                   17

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)



      COMBINED BALANCE SHEETS - September 30, 1996 and March 31, 1996

                                                                   September 30,              March 31,
                                                                       1996                     1996
                                                                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $      144,274            $     414,451
   Accounts receivable, net                                              123,901                   39,646
   Tenant security deposits                                               95,971                  109,969
   Mortgagee escrow deposits                                              94,328                  113,368
   Other current assets                                                   41,726                   35,465
                                                                  --------------            -------------
     Total current assets                                                500,200                  712,899

Investments in Local Limited Partnerships,
   net of reserve for valuation of $949,906 and
   $913,047, respectively (Note 2)                                    21,528,795               22,748,929
Marketable securities, at fair value (Note 1)                          1,180,073                1,428,765
Rental property at cost, net of
   accumulated depreciation                                           16,338,789               16,628,572
Deferred charges, net of $150,985 and $140,931 of
   accumulated amortization, respectively                                214,859                  224,913
                                                                  --------------            -------------
     Total Assets                                                 $   39,762,716            $  41,744,078
                                                                  ==============            =============


Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates                                 $      261,583            $     126,151
   Accounts payable and accrued expenses                                 295,117                  409,693
   Current portion of mortgage notes payable                           3,615,467                3,707,570
   Interest payable                                                      532,758                  218,437
   Tenant security deposits payable                                       92,730                   85,705
                                                                  --------------            -------------
     Total current liabilities                                         4,797,655                4,547,556

Mortgage notes payable                                                 7,496,377                7,521,294
Payable to affiliated Developer                                        2,482,000                2,482,000
                                                                  --------------            -------------
     Total Liabilities                                                14,776,032               14,550,850
                                                                  --------------            -------------

Minority interest in Local Limited Partnerships                          377,452                  421,420
                                                                  --------------            -------------

General, Initial and Investor Limited Partners' Equity                24,612,185               26,771,540
Net unrealized gains (losses) on marketable securities                   (2,953)                      268
                                                                  --------------            -------------
     Total Partners' Equity                                           24,609,232               26,771,808
                                                                  --------------            -------------
     Total Liabilities and Partners' Equity                       $   39,762,716            $  41,744,078
                                                                  ==============            =============

       The accompanying notes are an integral part of the combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
        For the Three and Six Months Ended September 30, 1996 and 1995

                                             Three Months Ended                           Six Months Ended
                                      September 30,       September 30,           September 30,       September 30,
                                          1996                1995                    1996                1995
                                      -------------       -------------           -------------      ---------
Revenue:
   Rental                             $     446,852     $       604,117           $     890,572      $    1,201,702
   Investment                                17,625              27,631                  46,574              61,488
   Other                                     67,321              12,815                  81,022              33,663
                                      -------------     ---------------           -------------      --------------
       Total Revenue                        531,798             644,563               1,018,168           1,296,853
                                      -------------     ---------------           -------------      --------------

Expenses:
   Asset management fee,
     related party                           64,343              62,752                 128,686             125,504
   General and administrative,
     includes reimbursements to an
     affiliate in the amounts of
     $70,051 and $69,795 in 1996
     and 1995, respectively                 108,460              96,014                 168,854             278,386
   Bad debt expense                          44,779                   -                 245,173                   -
   Rental operations, exclusive of
     depreciation                           260,084             485,544                 534,619             791,370
   Property management fee,
     related party                           46,561               8,311                  65,300              35,768
   Interest                                 269,574             305,487                 539,952             650,969
   Depreciation                             201,330             191,536                 379,195             390,344
   Amortization                              25,380              33,105                  58,058              66,204
                                      -------------     ---------------           -------------      --------------
       Total Expenses                     1,020,511           1,182,749               2,119,837           2,338,545
                                      -------------     ---------------           -------------      --------------

Loss before equity in losses of
   Local Limited Partnerships              (488,713)           (538,186)             (1,101,669)         (1,041,692)

Minority interest in losses of
   Local Limited Partnerships                20,937              24,519                  43,968              45,736

Equity in losses of Local
   Limited Partnerships                    (523,395)           (939,104)             (1,101,654)         (1,624,333)
                                      -------------     ---------------           -------------      --------------

Net Loss                              $    (991,171)    $    (1,452,771)          $  (2,159,355)     $   (2,620,289)
                                      =============     ===============           =============      ==============

Net Loss allocated:
   To General Partners                $      (9,912)    $       (14,528)          $     (21,594)     $      (26,203)
   To Limited Partners                     (981,259)         (1,438,243)             (2,137,761)         (2,594,086)
                                      -------------     ---------------           -------------      --------------
                                      $    (991,171)    $    (1,452,771)          $  (2,159,355)     $   (2,620,289)
                                      =============     ===============           =============      ==============

Net Loss per Limited
   Partnership Unit
   (68,043 Units)                          $ (14.42)          $  (21.14)              $  (31.42)           $ (38.12)
                                           ========           =========               =========            ========

       The accompanying notes are an integral part of the combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

              COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1996


                                                                                          Net
                                                       Initial          Investor          Unrealized
                                      General           Limited         Limited            Gains
                                      Partners         Partners        Partners          (Losses)         Total

Balance at March 31, 1996            $ (323,370)       $ 5,000       $ 27,089,910       $     268       $ 26,771,808

Net change in net unrealized
    gains on marketable securities
    available for sale                        -              -                  -          (3,221)            (3,221)

Net Loss                                (21,594)             -         (2,137,761)              -         (2,159,355)
                                     ----------        -------       ------------       ---------       ------------

Balance at September 30, 1996        $ (344,964)       $ 5,000       $ 24,952,149       $  (2,953)      $ 24,609,232
                                     ==========        =======       ============       =========       ============


       The accompanying notes are an integral part of the combined financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1996 and 1995

                                                                                1996                 1995
                                                                           ------------         ---------


Net cash used for operating activities                                     $   (418,531)        $ (509,453)
                                                                           ------------         -------------

Cash flows from investing activities:
    Investment in Local Limited Partnership                                       3,331                     -
    Purchases of marketable securities                                         (437,069)           (1,094,075)
    Proceeds from sales and maturities
      of marketable securities                                                  721,379             1,444,817
    Cash distributions received from Local
      Limited Partnerships                                                       67,145                 2,013
    Purchase of rental property                                                 (89,412)              (10,903)
                                                                           ------------         -------------
Net cash provided by investing activities                                       265,374               341,852
                                                                           ------------         -------------

Cash flows from financing activities:
    Payment of mortgage principal                                              (117,020)              (27,441)
                                                                           ------------         -------------
Net cash used for financing activities                                         (117,020)              (27,441)
                                                                           ------------         -------------

Net decrease in cash and cash equivalents                                      (270,177)             (195,042)

Cash and cash equivalents, beginning                                            414,451               532,287
                                                                           ------------         -------------

Cash and cash equivalents, ending                                          $    144,274         $     337,245
                                                                           ============         =============

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                                  $    225,631         $     585,726
                                                                           ============         =============

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

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized    Unrealized       Fair
                                                     Cost            Gains       Losses          Value
     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   918,838       $  3,761     $ (6,901)    $   915,698

     Mortgage backed securities                      228,727          1,729       (1,261)        229,195

     Other debt securities                            35,461              -         (281)         35,180
                                                 -----------       --------     --------     -----------

     Marketable securities
       at September 30, 1996                     $ 1,183,026       $  5,490     $ (8,443)    $ 1,180,073
                                                 ===========       ========     =========    ===========

     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   945,321       $    280     $ (4,773)     $   940,828

     Mortgage backed securities                      164,815          2,200       (1,046)         165,969

     Other debt securities                           318,361          3,979         (372)         321,968
                                                 -----------       --------     --------      -----------

     Marketable securities
       at March 31, 1996                         $ 1,428,497       $  6,459     $ (6,191)     $ 1,428,765
                                                 ===========       ========     ========      ===========


The contractual maturities at September 30, 1996 are as follows:

                                                                                                 Fair
                                                                               Cost              Value

     Due in one year or less                                               $   194,072       $   197,809
     Due in one to five years                                                  760,227           753,069
     Mortgage backed securities                                                228,727           229,195
                                                                           -----------       -----------
                                                                           $ 1,183,026       $ 1,180,073
                                                                           ===========       ===========

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sale of fixed maturity securities were approximately $721,000 and $1,445,000 for the six months ended September 30, 1996 and 1995, respectively. Included in investment income are gross gains of $44,191 and $5,165 and gross losses of $5,352 and $14,700 that were realized on these sales for the six months ended September 30, 1996 and 1995, respectively.


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

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at September 30, 1996:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                                   $    43,420,777

Cumulative equity in losses of Local Limited
   Partnerships                                                                               (22,925,530)

Cash distributions received from Local
   Limited Partnerships                                                                        (1,224,985)
                                                                                               ----------
Investments in Local Limited Partnerships
   before adjustment                                                                           19,270,262

Excess of investment cost over the underlying net assets acquired:
   Acquisition fees and expenses                                                                3,912,561

   Accumulated amortization of acquisition
     fees and expenses                                                                           (704,122)
                                                                                               ----------
Investments in Local Limited Partnerships                                                      22,478,701

Reserve for valuation of investments
   in Local Limited Partnerships                                                                 (949,906)
                                                                                               ------------
                                                                                          $    21,528,795
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

                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the financial statements of all Local Limited Partnerships (excluding the Combined Entities) in which the Partnership has invested is as follows:

Summarized Balance Sheets - at June 30, 1996

Assets:
   Rental property, net                                                                   $   121,736,552
   Current assets                                                                               6,227,698
   Other assets, net                                                                           11,649,759
                                                                                          ---------------
     Total Assets                                                                         $   139,614,009
                                                                                          ===============

Liabilities and Partners' Equity:
   Current liabilities                                                                    $     5,694,877
   Mortgages payable, net of current portion                                                  101,810,359
   Other liabilities                                                                            7,881,723
                                                                                          ---------------
     Total Liabilities                                                                        115,386,959


Partners' Equity                                                                               24,227,050
                                                                                          ---------------
     Total Liabilities and Partners' Equity                                               $   139,614,009
                                                                                          ===============

Summarized Income Statements - For the
six months ended June 30, 1996

Rental and other income                                                                   $     9,860,528
                                                                                          ---------------

Expenses:
   Operating expenses                                                                           4,952,172
   Interest expense                                                                             3,671,341
   Depreciation and amortization                                                                2,419,015
                                                                                          ---------------
     Total Expenses                                                                            11,042,528

Net Loss                                                                                  $    (1,182,000)
                                                                                          ===============

Partnership's share of net loss                                                           $    (1,170,182)
                                                                                          ===============
Other Partners' share of net loss                                                         $       (11,818)

                                                                                          ===============

For the six months ended September 30, 1996, the Partnership has not recognized $68,528 of equity in losses relating to three Local Limited Partnerships where cumulative equity in losses exceed its total investment in these Local Limited Partnerships.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Transactions with Affiliates

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Oakview Square, a Local Limited Partnership in which the Partnership has invested. BF Lansing Limited Partnership ("BF Lansing"), an affiliate of the Managing General Partner, currently manages three Local Limited Partnerships in which the Partnership has invested: Whitehills II Apartments Company Limited Partnership ("Whitehills II"); Gobles Limited Dividend Housing Association ("Orchard View"); and Milan Apartments Company Limited Partnership ("Canfield Crossing"). Included in operating expenses in the summarized income statements in Note 2 to the Combined Financial Statements is $37,973 of fees earned by BFPM and BF Lansing for the six months ended June 30, 1996.

BF Lansing is also the management agent for Pinewood Terrace, Gateway Village, Justin Place, Pine Manor and Valley View, properties in which the Partnership has invested. Additionally, BFPM currently manages Leawood Manor, a property in which the Partnership has invested. Included in the Combined Statements of Operations for the six months ended September 30, 1996 is $65,300 of fees earned by BFPM and BF Lansing during the six months ended June 30, 1996.


4.   Liquidation of Interests in Local Limited Partnerships

The  Managing   General  Partner  has  transferred  or  is  in  the  process  of transferring all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments and Hilltop Apartments were effective February 21, 1996, February 29, 1996, March 8, 1996 and June 6, 1996, respectively. Bent Tree Apartments is being transferred to a new owner effective after September 30, 1996. As previously reported, Nocona Terrace Apartments and Royal Creste Apartments were in the process of being transferred to an unaffiliated entity. This transaction is not expected to take place. The Managing General Partner is currently seeking alternative options for the transfer of these properties. The Partnership will retain its interest in Gateway Village.

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


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined
Assets
Current assets:
   Cash and cash equivalents                $        70,095      $        74,179    $           -      $    144,274
   Accounts receivable, net                         469,518               20,680         (366,297)          123,901
   Tenant security deposits                               -               95,971                -            95,971
   Mortgagee escrow deposits                              -               94,328                -            94,328
   Other current assets                              15,207               26,519                -            41,726
                                            ---------------      ---------------    -------------      ------------
     Total current assets                           554,820              311,677         (366,297)          500,200

Investments in Local
   Limited Partnerships, net                     23,124,926                    -       (1,596,131)       21,528,795
Marketable securities, at fair value              1,180,073                    -                -         1,180,073
Rental property at cost, net of
   accumulated depreciation                               -           16,338,789                -        16,338,789
Deferred charges, net                                     -              214,859                -           214,859
                                            ---------------      ---------------    -------------      ------------
     Total Assets                           $    24,859,819      $    16,865,325    $  (1,962,428)     $ 39,762,716
                                            ===============      ===============    =============      ============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates           $       204,003      $       423,877    $    (366,297)     $    261,583
   Accounts payable and accrued expenses             46,584              248,533                -           295,117
   Current portion of mortgage notes payable              -            3,615,467                -         3,615,467
   Interest payable                                       -              532,758                -           532,758
   Tenant security deposits payable                       -               92,730                -            92,730
                                            ---------------      ---------------    -------------      ------------
     Total current liabilities                      250,587            4,913,365         (366,297)        4,797,655

Mortgage notes payable                                    -            7,496,377                -         7,496,377
Payable to affiliated Developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities                              250,587           14,891,742         (366,297)       14,776,032
                                            ---------------      ---------------    -------------      ------------

Minority interest in Local Limited
   Partnerships                                           -                    -          377,452           377,452
                                            ---------------      ---------------    -------------      ------------

General, Initial and Investor
   Limited Partners' Equity                      24,612,185            1,973,583       (1,973,583)       24,612,185
Net unrealized losses on
   marketable securities                             (2,953)                   -                -            (2,953)
                                            ---------------      ---------------    -------------      -------------
     Total Partners' Equity                      24,609,232            1,973,583       (1,973,583)       24,609,232
                                            ---------------      ---------------    --------------     ------------
     Total Liabilities and Partners' Equity $    24,859,819      $    16,865,325    $ (1,962,428)     $ 39,762,716
                                            ===============      ===============    ==============     ============

(A) As of September 30, 1996.
(B) As of June 30, 1996.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1996

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined
Revenue:
   Rental                                   $             -      $       446,852    $           -      $    446,852
   Investment                                        14,269                3,356                -            17,625
   Other                                             54,799               12,522                -            67,321
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   69,068              462,730                -           531,798
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party              64,343                    -                -            64,343
   General and administrative                       108,460                    -                -           108,460
   Bad debt expense                                  44,779                    -                -            44,779
   Rental operations, exclusive of depreciation           -              260,084                -           260,084
   Property management fee,
     related party                                        -               46,561                -            46,561
   Interest                                               -              269,574                -           269,574
   Depreciation                                           -              201,330                -           201,330
   Amortization                                      20,353                5,027                -            25,380
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 237,935              782,576                -         1,020,511
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (168,867)            (319,846)               -          (488,713)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           20,937            20,937

Equity in losses of Local Limited
   Partnerships                                    (822,304)                   -          298,909          (523,395)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $      (991,171)     $      (319,846)   $     319,846      $   (991,171)
                                            ===============      ===============    =============      ============

(A) For the three months  ended  September  30,  1996.
(B) For the three months ended June 30, 1996.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                     For the Six Months Ended September 30, 1996

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined
Revenue:
   Rental                                   $             -      $       890,572    $           -      $    890,572
   Investment                                        40,399                6,175                -            46,574
   Other                                             56,949               24,073                -            81,022
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   97,348              920,820                -         1,018,168
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party             128,686                    -                -           128,686
   General and administrative                       168,854                    -                -           168,854
   Bad debt expense                                 245,173                    -                -           245,173
   Rental operations, exclusive of depreciation           -              534,619                -           534,619
   Property management fee,
     related party                                        -               65,300                -            65,300
   Interest                                               -              539,952                -           539,952
   Depreciation                                           -              379,195                -           379,195
   Amortization                                      48,004               10,054                -            58,058
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 590,717            1,529,120                -         2,119,837
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (493,369)            (608,300)               -        (1,101,669)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           43,968            43,968

Equity in losses of Local Limited
   Partnerships                                  (1,665,986)                   -          564,332        (1,101,654)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (2,159,355)     $      (608,300)   $     608,300      $ (2,159,355)
                                            ===============      ===============    =============      ============

(A) For the six months ended  September  30, 1996.
(B) For the six months ended June 30, 1996.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined

Net cash provided by (used for)
   operating activities                      $  (591,597)         $    173,066      $          -       $   (418,531)
                                             ------------         ------------      ------------       -------------

Cash flows from investing activities:
   Investment in Local Limited Partnership         3,331                     -                 -              3,331
   Purchases of marketable securities           (437,069)                    -                 -           (437,069)
   Proceeds from sales and maturities
     of marketable securities                    721,379                     -                 -            721,379
   Cash distributions received from
     Local Limited Partnerships                   67,145                     -                 -             67,145
   Purchase of rental property                         -               (89,412)                -            (89,412)
                                             -----------          -------------     ------------       -------------
Net cash provided by (used for)
   investing activities                          354,786               (89,412)                -            265,374
                                             -----------          -------------     ------------       ------------

Cash flows from financing activities:
   Payment of mortgage principal                       -              (117,020)                -           (117,020)
                                             -----------          -------------     ------------       -------------
Net cash used for financing activities                 -              (117,020)                -           (117,020)
                                             -----------          -------------     ------------       -------------

Net decrease in cash and cash equivalents       (236,811)              (33,366)                -           (270,177)

Cash and cash equivalents, beginning             306,906               107,545                 -            414,451
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $    70,095          $     74,179      $          -       $    144,274
                                             ===========          ============      ============       ============

(A) For the six months ended  September  30, 1996.
(B) For the six months ended June 30, 1996.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $270,177 from $414,451 at March 31, 1996 to $144,274 at September 30, 1996. The decrease is attributable to cash used for operations, repayment of mortgage principal and purchase of rental property by the Combined Entities. These decreases were offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships in which the Partnership invested.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $971,000 have been withdrawn from the Reserve account to pay legal fees and other expenses relating to various property issues. This amount includes approximately $917,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $754,000 of operating funds to replenish Reserves. At September 30, 1996, approximately $1,316,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $917,000 noted above, the Partnership has also advanced approximately $577,000 to the Texas Partnerships to fund operating deficits. Approximately $308,000 has also been advanced to two other Local Limited Partnerships.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1996.

Results of Operations

The  Partnership's  results of  operations  for the three and six  months  ended
September  30,  1996  resulted  in  a  net  loss  of  $991,171  and  $2,159,355, respectively, as compared to a net loss of $1,452,771 and $2,620,289, respectively, for the same periods in 1995. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships and decreases in general and administrative, rental operations and interest expense items. These decreases are offset by a decrease in rental revenue and an increase in bad debt expense. The decrease in equity in losses of Local Limited Partnerships is caused by more efficient property operations during the first half of 1996 as compared to the corresponding 1995 period and the elimination of losses incurred by the four Texas Partnerships which were disposed of. The decrease in general and administrative expenses is the result of a decrease in the expenses paid on behalf of the Texas Partnerships by the Partnership. The decrease in rental revenue and rental operation and interest expenses is due to the exclusion of seven of the Texas Partnerships' operations which were previously combined. Four of these Texas Partnerships were disposed of and three are now being accounted

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

for under the equity method of accounting. Please refer to the section entitled "Property Discussions" for additional information. The increase in bad debt expense is the result of a reserve for advances made to one Local Limited Partnership.

Property Discussions

Prior to the transfer of four of the Texas Partnerships, Limited Partnership interests had been acquired in thirty-seven Local Limited Partnerships which are located in thirteen states, Washington, D.C. and Puerto Rico. Fifteen of the properties with 1,440 apartments were newly constructed, and twenty-two of the properties with 2,061 apartments were rehabilitated. Most of the Local Limited Partnerships have stable operations. The majority of these properties are operating at break-even or generating operating cash flow.

A few properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

The  Managing   General  Partner  has  transferred  or  is  in  the  process  of transferring all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments and Hilltop Apartments were effective February 21, 1996, February 29, 1996, March 8, 1996 and June 6, 1996, respectively. Bent Tree Apartments is being transferred to a new owner effective after September 30, 1996. As previously reported, Nocona Terrace Apartments and Royal Creste Apartments were in the process of being transferred to an unaffiliated entity. This transaction is not expected to take place. The Managing General Partner is currently seeking alternative options for the transfer of these properties. The Partnership will retain its interest in Gateway Village.

The Managing General Partner of the Partnership has executed an agreement to sell the general partner interests in the four remaining Texas Partnerships (Justin Place Apartments, Pine Manor Apartments, Pinewood Terrace Apartments and Valley View Apartments) to an unaffiliated buyer. These properties will be restructured into a new partnership in which the Partnership will retain a limited partner interest for a period estimated to be about twelve months. During this period, investors will continue to receive tax credits from these properties.

For tax purposes, these events will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

As previously reported, Bentley Court, located in Columbia, South Carolina, defaulted on its mortgage in August 1994 and was threatened with foreclosure by the lender. The Local General Partner began pursuing a GNMA security reissuance to achieve a reduction in debt service. The default was cured, and as a part of the plan to remedy the default, an affiliate of the Managing General Partner was, subject to lender consent, admitted as an additional General Partner with the right to take over control of the property in certain circumstances. The HUD Inspector General's office audited the property in October 1994 and ruled that certain fees could not be charged to tenants. The Local General Partner has complied with this ruling, which will reduce property income, and has reinstated the Local General Partner's obligation to fund any resulting deficits. On July 18, 1996, the Local General Partner reached an agreement on a GNMA security reissuance which achieved a reduction in debt service through an interest rate reduction to current market levels. The agreement stipulates that if the Local Limited Partnership defaults on the

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

agreement the lender has the right to remove the management company. An affiliate of the Managing General Partner has been approved as a substitute management company and has the right to replace the Local General Partner in the event of a default.

Findlay Market, located in Cincinnati, Ohio, has been affected by occupancy problems because 45% of the property's units were damaged by a fire. The reconstruction was initially delayed because of insufficient funds from the insurance proceeds to satisfy lender requirements. In March 1996, an affiliate of the Managing General Partner became actively involved in discussions with the Local General Partner, the lender and the City of Cincinnati to provide additional funding sources needed to reconstruct the units. As part of the agreement, the Partnership will advance $345,000 from Partnership reserves to help cover the shortfall of funds. As of September 30, 1996, approximately $245,000 has been advanced. The Local General Partner currently estimates that reconstruction, which commenced in May 1996, will be complete by November 1996. The low-income housing tax credits continue to be earned on the units to be reconstructed.

Audobon Apartments, located in Massachusetts, is operating below break-even primarily due to decreased rental subsidy assistance, increased operating expenses and adverse market conditions. The Managing General Partner is negotiating with the Local General Partner and the local housing authority to replace the management agent with an affiliate of the Managing General Partner and to obtain additional operating subsidies from the state in order to help stabilize property operations. It is likely that these transactions will require advances from Partnership Reserves.

One other property in which the Partnership has invested, BK Apartments, continues to experience cash flow deficits as a result of high vacancy. A number of units were damaged by flooding in 1993 and have been rebuilt. In January 1996, property operations were insufficient to cover the full bond payment which resulted in a technical default on the bonds. The General Partner reached an agreement with the trustee, whereby he would make February, March and April payments in a timely manner and cure the delinquent bond payment by May 1, 1996. At this time, the Local General Partner has not satisfied his obligation, and the lender has threatened further action. As a result of the default, the General Partner has transferred management of the property to an unaffiliated property management company. The new management agent is in the process of determining the cost of capital improvements required to stabilize the property's operations. These costs may require the use of Partnership reserves. The Managing General Partner has requested debt service relief in proportion to the amount of additional capital the Partnership must invest in order to complete the capital improvements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1996.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 1996             BOSTON FINANCIAL QUALIFIED HOUSING
                                      TAX CREDITS L.P. IV

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