Form 10-Q
period 1996-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1997-02-13
CIK 845035

February 12, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q Edgar for Quarter Ended December 31, 1996 File No. 0-19765


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller



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

For the quarterly period ended                  December 31, 1996
                              -----------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to

For Quarter Ended December 31, 1996       Commission file number    0-19765
                  ------------------                             ------------

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


       Massachusetts                                         04-3044617
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


101 Arch Street, Boston, Massachusetts                       02110-1106
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                      -------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - December 31, 1996 (Unaudited)
           and March 31, 1996                                                1

         Combined Statements of Operations (Unaudited) - For the Three
           and Nine Months Ended December 31, 1996 and 1995                  2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1996         3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Nine Months Ended December 31, 1996 and 1995                      4

         Notes to Combined Financial Statements (Unaudited)                  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               13

PART II - OTHER INFORMATION

Items 1-6                                                                    16

SIGNATURE                                                                    17

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)




            COMBINED BALANCE SHEETS - December 31, 1996 and March 31, 1996


                                                                       December 31,              March 31,
                                                                           1996                    1996
                                                                        (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                           $     378,569           $     414,451
   Accounts receivable, net                                                   23,259                  39,646
   Tenant security deposits                                                   89,406                 109,969
   Mortgagee escrow deposits                                                 135,965                 113,368
   Other current assets                                                       42,780                  35,465
                                                                       -------------           -------------
     Total current assets                                                    669,979                 712,899

Investments in Local Limited Partnerships,
   net of reserve for valuation of $949,906 and
   $913,047, respectively (Note 2)                                        20,862,051              22,748,929
Marketable securities, at fair value (Note 1)                              1,079,478               1,428,765
Rental property at cost, net of
   accumulated depreciation                                               16,201,490              16,628,572
Deferred charges, net of $156,012 and $140,931 of
   accumulated amortization, respectively                                    209,832                 224,913
                                                                       -------------           -------------
     Total Assets                                                      $  39,022,830           $  41,744,078
                                                                       =============           =============


Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates                                      $     293,746           $     126,151
   Accounts payable and accrued expenses                                     433,401                 409,693
   Current portion of mortgage notes payable                               3,591,709               3,707,570
   Interest payable                                                          620,811                 218,437
   Tenant security deposits payable                                           90,022                  85,705
                                                                       -------------           -------------
     Total current liabilities                                             5,029,689               4,547,556

Mortgage notes payable                                                     7,483,918               7,521,294
Payable to affiliated Developer                                            2,482,000               2,482,000
                                                                       -------------           -------------
     Total Liabilities                                                    14,995,607              14,550,850
                                                                       -------------           -------------

Minority interest in Local Limited Partnerships                              353,628                 421,420
                                                                       -------------           -------------

General, Initial and Investor Limited Partners' Equity (Deficiency)       23,671,296              26,771,540
Net unrealized gains on marketable securities                                  2,299                     268
                                                                       -------------           -------------
     Total Partners' Equity (Deficiency)                                  23,673,595              26,771,808
                                                                       -------------           -------------
     Total Liabilities and Partners' Equity (Deficiency)               $  39,022,830           $  41,744,078
                                                                       =============           =============



The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
         For the Three and Nine Months Ended December 31, 1996 and 1995

                                             Three Months Ended                           Nine Months Ended
                                      December 31,        December 31,            December 31,        December 31,
                                          1996                1995                    1996                1995
                                      -------------       -------------           -------------      ---------

Revenue:
   Rental                             $     444,241     $       589,949           $   1,334,813      $    1,791,651
   Investment                                25,362              33,828                  71,936              88,065
   Other                                     39,637              19,999                 120,659              60,913
                                      -------------     ---------------           -------------      --------------
       Total Revenue                        509,240             643,776               1,527,408           1,940,629
                                      -------------     ---------------           -------------      --------------

Expenses:
   Asset management fee,
     related party                           64,343              62,752                 193,029             188,256
   General and administrative,
     includes reimbursements to an
     affiliate in the amounts of
     $91,887 and $104,255 in 1996
     and 1995, respectively                  92,200             160,120                 261,054             438,506
   Bad debt                                   9,158              46,519                 254,331              46,519
   Rental operations, exclusive of
     depreciation                           289,167             444,246                 823,786           1,235,616
   Property management fee,
     related party                           31,769              18,261                  97,069              54,029
   Interest                                 263,672             327,885                 803,624             978,854
   Depreciation                             189,595             191,546                 568,790             581,890
   Amortization                              29,030              33,102                  87,088              99,306
                                      -------------     ---------------           -------------      --------------
       Total Expenses                       968,934           1,284,431               3,088,771           3,622,976
                                      -------------     ---------------           -------------      --------------

Loss before equity in losses of
   Local Limited Partnerships              (459,694)           (640,655)             (1,561,363)         (1,682,347)

Minority interest in losses of
   Local Limited Partnerships                23,824              24,210                  67,792              69,946

Equity in losses of Local
   Limited Partnerships                    (505,019)           (599,260)             (1,606,673)         (2,223,593)
                                      -------------     ---------------           -------------      --------------

Net Loss                              $    (940,889)    $    (1,215,705)          $  (3,100,244)     $   (3,835,994)
                                      =============     ===============           =============      ==============

Net Loss allocated:
   To General Partners                $      (9,408)    $       (12,157)          $     (31,002)     $      (38,360)
   To Limited Partners                     (931,481)         (1,203,548)             (3,069,242)         (3,797,634)
                                      -------------     ---------------           -------------      --------------
                                      $    (940,889)    $    (1,215,705)          $  (3,100,244)     $   (3,835,994)
                                      =============     ===============           =============      ==============

Net Loss per Limited
   Partnership Unit
   (68,043 Units)                     $      (13.69)    $       (17.69)           $     (45.11)      $       (55.81)
                                      =============     ==============            =============      ==============


The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1996

                                                        Initial        Investor             Net
                                      General           Limited         Limited         Unrealized
                                      Partners         Partners            Partners          Gains            Total


Balance at March 31, 1996            $ (323,370)       $ 5,000       $ 27,089,910       $     268       $ 26,771,808

Net change in net unrealized
    gains on marketable securities
    available for sale                        -              -                  -           2,031              2,031

Net Loss                                (31,002)             -         (3,069,242)              -         (3,100,244)
                                     -----------      --------       ------------       ---------       ------------

Balance at December 31, 1996         $ (354,372)      $  5,000       $ 24,020,668       $   2,299       $ 23,673,595
                                     ==========       ========       ============       =========       ============


The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1996 and 1995

                                                                                1996                 1995
                                                                           ------------         ---------


Net cash used for operating activities                                     $   (360,024)        $    (693,109)
                                                                           ------------         -------------

Cash flows from investing activities:
    Investments in Local Limited Partnerships                                     3,331                     -
    Purchases of marketable securities                                         (487,098)           (1,466,927)
    Proceeds from sales and maturities
      of marketable securities                                                  897,987             1,995,707
    Cash distributions received from Local
      Limited Partnerships                                                      204,867               121,905
    Purchase of rental property and equipment                                  (141,708)              (65,212)
                                                                           ------------         -------------
      Net cash provided by investing activities                                 477,379               585,473
                                                                           ------------         -------------

Cash flows from financing activities:
    Payment of mortgage principal                                              (153,237)              (37,439)
                                                                           ------------         -------------
      Net cash used for financing activities                                   (153,237)              (37,439)
                                                                           ------------         -------------

Net decrease in cash and cash equivalents                                       (35,882)             (145,075)

Cash and cash equivalents, beginning                                            414,451               532,287
                                                                           ------------         -------------

Cash and cash equivalents, ending                                          $    378,569         $     387,212
                                                                           ============         =============

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                                  $    401,250         $     579,785
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

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized    Unrealized       Fair
                                                     Cost            Gains       Losses          Value

     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   754,966       $  3,055     $ (2,558)    $   755,463

     Mortgage backed securities                      310,265          2,032         (234)        312,063

     Other debt securities                            11,948              4            -          11,952
                                                 -----------       --------     --------     -----------

     Marketable securities
       at December 31, 1996                      $ 1,077,179       $  5,091     $ (2,792)    $ 1,079,478
                                                 ===========       ========     =========    ===========

     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   945,321       $    280     $ (4,773)     $   940,828

     Mortgage backed securities                      164,815          2,200       (1,046)         165,969

     Other debt securities                           318,361          3,979         (372)         321,968
                                                 -----------       --------     ---------     -----------

     Marketable securities
       at March 31, 1996                         $ 1,428,497       $  6,459     $ (6,191)     $ 1,428,765
                                                 ===========       ========     =========     ===========


The contractual maturities at December 31, 1996 are as follows:

                                                                                                 Fair
                                                                               Cost              Value

     Due in one year or less                                               $   121,244       $   124,009
     Due in one to five years                                                  645,670           643,406
     Mortgage backed securities                                                310,265           312,063
                                                                           -----------       -----------
                                                                           $ 1,077,179       $ 1,079,478
                                                                           ===========       ===========


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sale of fixed maturity securities were approximately $898,000 and $1,996,000 for the nine months ended December 31, 1996 and 1995, respectively. Included in investment income are gross gains of $65,161 and $12,497 and gross losses of $5,590 and $15,443 that were realized on these sales for the nine months ended December 31, 1996 and 1995, respectively.


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

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at December 31, 1996:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                                   $    43,420,777

Cumulative equity in losses of Local Limited
   Partnerships                                                                               (23,430,549)

Cash distributions received from Local
   Limited Partnerships                                                                        (1,362,707)
                                                                                               -----------

Investments in Local Limited Partnerships
   before adjustment                                                                           18,627,521

Excess of investment cost over the underlying net assets acquired:
   Acquisition fees and expenses                                                                3,912,561

   Accumulated amortization of acquisition
     fees and expenses                                                                           (728,125)
                                                                                                 ---------

Investments in Local Limited Partnerships                                                      21,811,957

Reserve for valuation of investments
   in Local Limited Partnerships                                                                 (949,906)
                                                                                                 ---------
                                                                                          $    20,862,051
                                                                                              ============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the financial statements of all Local Limited Partnerships, excluding the Combined Entities, in which the Partnership has invested is as follows:

Summarized Balance Sheets - at September 30, 1996

Assets:
   Rental property, net                                                                   $   121,691,813
   Current assets                                                                               6,944,363
   Other assets, net                                                                           11,578,464
                                                                                          ---------------
     Total Assets                                                                         $   140,214,640
                                                                                          ===============

Liabilities and Partners' Equity:
   Current liabilities                                                                    $     6,238,917
   Mortgages payable, net of current portion                                                  101,336,557
   Other liabilities                                                                            8,095,693
                                                                                          ---------------
     Total Liabilities                                                                        115,671,167


Partners' Equity                                                                               24,543,473
                                                                                          ---------------
     Total Liabilities and Partners' Equity                                               $   140,214,640
                                                                                          ===============

Summarized Income Statements - For the
nine months ended September 30, 1996

Rental and other income                                                                   $    14,831,932
                                                                                          ---------------

Expenses:
   Operating expenses                                                                           7,522,399
   Interest expense                                                                             5,563,092
   Depreciation and amortization                                                                3,678,775
                                                                                          ---------------
     Total Expenses                                                                            16,764,266

Net Loss                                                                                  $    (1,932,334)
                                                                                          ===============

Partnership's share of net loss                                                           $    (1,913,009)
                                                                                          ===============
Other Partners' share of net loss                                                         $       (19,325)
                                                                                          ===============


For the nine months ended December 31, 1996, the Partnership has not recognized $306,336 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses exceed its total investment in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. The transfers of Nocona Terrace Apartments and Royal Creste Apartments are expected to take place in 1997. The Partnership has retained its interest in Gateway Village.

The Managing General Partner of the Partnership is working to sell the general partner interests in the four remaining Texas Partnerships (Justin Place Apartments, Pine Manor Apartments, Pinewood Terrace Apartments and Valley View Apartments) to an unaffiliated buyer. In the meantime, investors will continue to receive tax credits for these properties.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined

Assets
Current assets:
   Cash and cash equivalents                $       308,195      $        70,374    $           -      $    378,569
   Accounts receivable, net                         403,744               23,259         (403,744)           23,259
   Tenant security deposits                               -               89,406                -            89,406
   Mortgagee escrow deposits                              -              135,965                -           135,965
   Other current assets                              13,959               28,821                -            42,780
                                            ---------------      ---------------    -------------      ------------
     Total current assets                           725,898              347,825         (403,744)          669,979

Investments in Local
   Limited Partnerships, net                     22,180,011                    -       (1,317,960)       20,862,051
Marketable securities, at fair value              1,079,478                    -                -         1,079,478
Rental property at cost, net of
   accumulated depreciation                               -           16,201,490                -        16,201,490
Deferred charges, net                                     -              209,832                -           209,832
                                            ---------------      ---------------    -------------      ------------
     Total Assets                           $    23,985,387      $    16,759,147    $  (1,721,704)     $ 39,022,830
                                            ===============      ===============    ==============     ============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates           $       257,372      $       440,118    $    (403,744)     $    293,746
   Accounts payable and accrued expenses             54,420              378,981                -           433,401
   Current portion of mortgage notes payable              -            3,591,709                -         3,591,709
   Interest payable                                       -              620,811                -           620,811
   Tenant security deposits payable                       -               90,022                -            90,022
                                            ---------------      ---------------    -------------      ------------
     Total current liabilities                      311,792            5,121,641         (403,744)        5,029,689

Mortgage notes payable                                    -            7,483,918                -         7,483,918
Payable to affiliated Developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities                              311,792           15,087,559         (403,744)       14,995,607
                                            ---------------      ---------------    --------------     ------------

Minority interest in Local Limited
   Partnerships                                           -                    -          353,628           353,628
                                            ---------------      ---------------    -------------      ------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)         23,671,296            1,671,588       (1,671,588)       23,671,296
Net unrealized gains on
   marketable securities                              2,299                    -                -             2,299
                                            ---------------      ---------------    -------------      ------------
     Total Partners' Equity (Deficiency)         23,673,595            1,671,588       (1,671,588)       23,673,595
                                            ---------------      ---------------    --------------     ------------
     Total Liabilities and Partners'
     Equity (Deficiency)                    $    23,985,387      $    16,759,147    $  (1,721,704)     $ 39,022,830
                                            ===============      ===============    ==============     ============

(A) As of December 31, 1996. (B) As of September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1996

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined

Revenue:
   Rental                                   $             -      $       444,241    $           -      $    444,241
   Investment                                        22,251                3,111                -            25,362
   Other                                              9,754               29,883                -            39,637
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   32,005              477,235                -           509,240
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party              64,343                    -                -            64,343
   General and administrative                        92,200                    -                -            92,200
   Bad debt                                           9,158                    -                -             9,158
   Rental operations, exclusive of depreciation           -              289,167                -           289,167
   Property management fee, related party                 -               31,769                -            31,769
   Interest                                               -              263,672                -           263,672
   Depreciation                                           -              189,595                -           189,595
   Amortization                                      24,003                5,027                -            29,030
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 189,704              779,230                -           968,934
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (157,699)            (301,995)               -          (459,694)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           23,824            23,824

Equity in losses of Local Limited
   Partnerships                                    (783,190)                   -          278,171          (505,019)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $      (940,889)     $      (301,995)   $     301,995      $   (940,889)
                                            ===============      ===============    =============      ============

(A) For the three months ended December 31, 1996. (B) For the three months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Nine Months Ended December 31, 1996

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined

Revenue:
   Rental                                   $             -      $     1,334,813    $           -      $  1,334,813
   Investment                                        62,650                9,286                -            71,936
   Other                                             66,703               53,956                -           120,659
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  129,353            1,398,055                -         1,527,408
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party             193,029                    -                -           193,029
   General and administrative                       261,054                    -                -           261,054
   Bad debt expense                                 254,331                    -                -           254,331
   Rental operations, exclusive of depreciation           -              823,786                -           823,786
   Property management fee, related party                 -               97,069                -            97,069
   Interest                                               -              803,624                -           803,624
   Depreciation                                           -              568,790                -           568,790
   Amortization                                      72,007               15,081                -            87,088
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 780,421            2,308,350                -         3,088,771
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (651,068)            (910,295)               -        (1,561,363)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           67,792            67,792

Equity in losses of Local Limited
   Partnerships                                  (2,449,176)                   -          842,503        (1,606,673)
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (3,100,244)     $      (910,295)   $     910,295      $ (3,100,244)
                                            ===============      ===============    =============      ============

(A) For the nine months ended December 31, 1996. (B) For the nine months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations         Combined

Net cash provided by (used for)
   operating activities                      $  (617,798)         $    257,774      $          -       $   (360,024)
                                             -----------          ------------      ------------       ------------

Cash flows from investing activities:
   Investment in Local Limited Partnership         3,331                     -                 -              3,331
   Purchases of marketable securities           (487,098)                    -                 -           (487,098)
   Proceeds from sales and maturities
     of marketable securities                    897,987                     -                 -            897,987
   Cash distributions received from
     Local Limited Partnerships                  204,867                     -                 -            204,867
Purchase of rental property and equipment              -              (141,708)                -           (141,708)
                                             -----------          ------------      ------------       ------------
Net cash provided by (used for)
   investing activities                          619,087              (141,708)                -            477,379
                                             -----------          ------------      ------------       ------------

Cash flows from financing activities:
   Payment of mortgage principal                       -              (153,237)                -           (153,237)
                                             -----------          -------------     ------------       -------------
Net cash used for financing activities                 -              (153,237)                -           (153,237)
                                             -----------          -------------     ------------       ------------

Net increase (decrease) in cash and
   cash equivalents                                1,289               (37,171)                -            (35,882)

Cash and cash equivalents, beginning             306,906               107,545                 -            414,451
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $   308,195          $     70,374      $          -       $    378,569
                                             ===========          ============      ============       ============

(A) For the nine months ended December 31, 1996. (B) For the nine months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership, including the Combined Entities, had a decrease in cash and cash equivalents of $35,882 from $414,451 at March 31, 1996 to $378,569 at December 31, 1996. The decrease is attributable to cash used for operations, repayment of mortgage principal and purchase of rental property by the Combined Entities. These decreases were offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships in which the Partnership invested.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $988,000 have been withdrawn from the Reserve account to pay legal fees and other expenses relating to various property issues. This amount includes approximately $933,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $889,000 of operating funds to replenish Reserves. At December 31, 1996, approximately $1,361,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. To date, in addition to the $933,000 noted above, the Partnership has also advanced approximately $613,000 to the Texas Partnerships to fund operating deficits. Approximately $345,000 has also been advanced to two other Local Limited Partnerships.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1996.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1996 resulted in a net loss of $940,889 and $3,100,244, respectively, as compared to a net loss of $1,215,705 and $3,835,994, respectively, for the same periods in 1995. The decreases in net loss are primarily attributable to decreases in equity in losses of Local Limited Partnerships and decreases in general and administrative, rental operations and interest expense items. These decreases are offset by a decrease in rental revenue and an increase in bad debt expense for the nine month period. The decrease in equity in losses of Local Limited Partnerships is caused by more efficient property operations during the first nine months of 1996 as compared to the corresponding 1995 period and the elimination of losses incurred by the four Texas Partnerships which were disposed of. The decrease in general and administrative expenses is the result of a decrease in the expenses paid on behalf of the Texas Partnerships by the Partnership. The decreases in rental revenue and rental operation and interest expenses are due to the exclusion of seven of the Texas Partnerships' operations which were previously combined. Four of these Texas Partnerships were disposed of and three are now being accounted for under the equity method of accounting. Please refer to the section entitled

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

"Property Discussions" for additional information. The increase in bad debt expense is the result of a reserve for advances made to one Local Limited Partnership.

Property Discussions

Prior to the transfer of five of the Texas Partnerships, Limited Partnership interests had been acquired in thirty-seven Local Limited Partnerships which are located in thirteen states, Washington, D.C. and Puerto Rico. Fifteen of the properties with 1,440 apartments were newly constructed, and twenty-two of the properties with 2,061 apartments were rehabilitated. Most of the Local Limited Partnerships have stable operations, operating at break-even or generating operating cash flow.

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

Audobon Apartments, located in Massachusetts, is operating below break-even primarily due to decreased rental subsidy assistance, increased operating expenses and adverse market conditions. The Managing General Partner has reached a tentative agreement with the Local General Partner and the local housing authority to replace the management agent with an unaffiliated firm. The Local General Partner has also obtained preliminary approval for additional operating subsidies from the state. It is likely that this transaction will require an advance from Partnership reserves.

Despite improving occupancy at BK Apartments, located in Jamestown, North Dakota, the property continues to generate operating deficits. The lender recently issued a default notice and is threatening to foreclose. Affiliates of the Managing General Partner are negotiating with the Local General Partner and lender to cure the mortgage default and complete required capital repairs. These actions may require the use of Partnership reserves.

Bentley Court, located in Columbia, South Carolina, continues to generate significant deficits despite the July 1996 debt refinancing. As we previously reported, the workout agreement with the lender resulted in the admission of a Managing General Partner affiliate as an additional General Partner and as a substitute management agent, subject to lender approval, with the right to take control of the property under certain circumstances. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement the lender has the right to remove the management company. The Managing General Partner is continue to monitor property operations closely. Operating deficits are currently being funded by the Local General Partner.

At Findlay Market (Cincinnati, Ohio), reconstruction of the property units damaged by fire was completed in December 1996, and lease-up is currently underway. As previously reported, in order to reconstruct the units, the Partnership advanced $345,000 to help cover the funding shortfall between the insurance proceeds, lender funding and a City grant. However, the property continues to generate operating deficits and faces adverse market conditions which may threaten its viability over the long-term. The Managing General Partner is actively monitoring this situation and is working closely with the Local General Partner to address these difficulties.

The Managing General Partner has transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. The transfers of Nocona

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Terrace Apartments and Royal Creste Apartments are expected to take place in 1997. The Partnership has retained its interest in Gateway Village.

The Managing General Partner of the Partnership is working to sell the general partner interests in the four remaining Texas Partnerships (Justin Place Apartments, Pine Manor Apartments, Pinewood Terrace Apartments and Valley View Apartments) to an unaffiliated buyer. In the meantime, investors will continue to receive tax credits for these properties. Operating deficits are currently being funded from Partnership reserves.

For tax purposes, these events will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)






PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  Febuary 12, 1997       BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. IV

                               By:   Arch Street IV, Inc.,
                                     its Managing General Partner



                                /s/Georgia Murray
                                Georgia Murray
                                A Managing Director, Treasurer
                                and Chief Financial Officer