Form 10-K
period 1997-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1997-06-30
CIK 845035

June 27, 1997




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Form 10-K Annual Report for Year Ended March 31, 1997
       File Number 0-19765


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,


  \s\ Veronica Curioso
  Veronica Curioso
  Assistant Controller



QH410K-K

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, DC 20549

                                                     FORM 10-K
                                   Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended                                Commission file number
March 31, 1997                                                   0-19765

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV (Exact name of registrant as specified in its charter)

Massachusetts                                                    04-3044617
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)
101 Arch Street, 16th Floor
Boston, Massachusetts                                          02110-1106
(Address of Principal executive office)                        (Zip Code)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
        Title of each class                                which registered
              None                                               None

Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 (Title of Class)
                                     100,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.

                       $67,653,000 as of March 31, 1997

DOCUMENTS  INCORPORATED   BY   REFERENCE:  LIST  THE   FOLLOWING  DOCUMENTS  IF
INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

                                                             Part of Report on
                                                             Form 10-K into
                                                             Which the Document
Documents incorporated by reference                             is Incorporated

Post-effective Amendments No. 1 through 3 to the
  Registration Statement, File # 33-26394                    Part I, Item 1

Acquisition Reports                                          Part I, Item 1

Prospectus - Sections Entitled:

  "Estimated Use of Proceeds"                                Part III, Item 13

  "Management Compensation and Fees"                         Part III, Item 13

   "Profits and Losses for Tax Purposes, Tax Credits
    and Cash Distributions"                                  Part III, Item 13

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                 (A Limited Partnership)

                               ANNUAL REPORT ON FORM 10-K
                            FOR THE YEAR ENDED MARCH 31, 1997

                                   TABLE OF CONTENTS


PART I                                                         Page No.

   Item  1    Business                                           K-3
   Item  2    Properties                                         K-6
   Item  3    Legal Proceedings                                  K-13
   Item  4    Submission of Matters to a
               Vote of Security Holders                          K-13

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                K-13
   Item  6    Selected Financial Data                            K-14
   Item  7    Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                      K-15
   Item  8    Financial Statements and Supplementary Data        K-18
   Item  9    Changes in and Disagreements on Accounting
              and Financial Disclosure                           K-18


PART III

   Item  10   Directors and Executive Officers
               of the Registrant                                 K-19
   Item  11   Management Remuneration                            K-21
   Item  12   Security Ownership of Certain Beneficial
               Owners and Management                             K-21
   Item  13   Certain Relationships and Related
               Transactions                                      K-21


PART IV

   Item  14   Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                           K-24


SIGNATURES                                                       K-25

                                  PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") is a limited partnership formed on March 30, 1989 under the Revised Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The Partnership's partnership agreement ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $67,653,000 ("Gross Proceeds"), net of discounts of $390,000, through the sale of 68,043 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on January 31, 1990.

The Partnership is engaged solely in the business of real estate investment. Affiliates of the Managing General Partner, BF Leawood, Inc. and BF Texas Limited Partnership assumed the Local General Partner interests in Leawood Manor Associates, L.P. ("Leawood") and twelve other Local Limited Partnerships in which the Partnership invests (the "Texas Partnerships"), respectively. As a result, the Partnership is deemed to have control over Leawood and the Texas Partnerships and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Partnership's operating results, not the business of the Partnership. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. As described more fully under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, BF Texas Limited Partnership has relinquished control of two of the Texas Partnerships, and the Managing General Partner has transferred all of the assets of five Texas Partnerships subject to their liabilities to unaffiliated entities. Therefore, as of March 31, 1997, six of the Texas Partnerships are presented in combined form. The Partnership will retain its interest in one of the Texas Partnerships (Gateway Village).

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), most of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

Table A on the following page lists the properties owned by the Local Limited Partnerships in which the Partnership has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus (and collected in three post-effective amendments to the Registration Statement) listed in Part IV of this Report (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.



                                    TABLE A

                             SELECTED LOCAL LIMITED
                                 PARTNERSHIP DATA
                                    (Unaudited)

   Properties Owned by Local
     Limited Partnerships*                                                                     Date Interest
                                                           Location                                Acquired
    ---------------------------                      ---------------------                      ---------------

     Brookscrossing                                  Atlanta, GA                                 06/30/89
     Dorsett                                         Philadelphia, PA                            10/20/89
     Willow Ridge                                    Prescott, AZ                                08/28/89
     Allentown Town House                            Allentown, PA                               12/26/89
     Prince Street Tower                             Lancaster, PA                               03/13/89
     Sencit Towne House                              Shillington, PA                             12/26/89
     Pinewood Terrace**                              Rusk, TX                                    12/27/89
     Justin Place**                                  Justin, TX                                  12/27/89
     Grandview**                                     Grandview, TX                               12/27/89
     Hampton Lane                                    Buena Vista, GA                             12/20/89
     Audobon                                         Boston, MA                                  12/22/89
     Bent Tree**                                     Jackson, TX                                 12/27/89
     Royal Crest**                                   Bowie, TX                                   12/27/89
     Nocona Terrace**                                Nocona, TX                                  12/27/89
     Pine Manor**                                    Jacksboro, TX                               12/27/89
     Hilltop**                                       Rhome, TX                                   12/27/89
     Valley View**                                   Valley View, TX                             12/27/89
     Bentley Court                                   Columbia, SC                                12/26/89
     Orocovix IV                                     Orocovix, PR                                12/30/89
     Leawood Manor                                   Leawood, KS                                 12/29/89
     Bryson Place**                                  Bryson, TX                                  12/28/89
     Carolina Woods                                  Greensboro, NC                              01/31/90
     Mayfair Mansion                                 Washington, DC                              03/21/90
     Oakview Square                                  Chesterfield, MI                            03/22/89
     Whitehills II                                   Howell, MI                                  04/21/90
     Orchard View                                    Gobles, MI                                  04/29/90
     Lakeside Square                                 Chicago, IL                                 05/17/90
     Lincoln Green                                   Old Town, ME                                03/21/90
     Brown Kaplan                                    Boston, MA                                  07/01/90
     Greentree Village                               Greenville, GA                              07/06/90
     Canfield Crossing                               Milan, MI                                   08/20/90
     Findlay Market                                  Cincinnati, OH                              08/15/90
     Seagraves**                                     Seagraves, TX                               11/28/90
     West Pine                                       Findlay, PA                                 12/31/90
     BK Apartments                                   Jamestown, ND                               12/01/90
     46th & Vincennes                                Chicago, IL                                 03/29/91
     Gateway **                                      Azle, TX                                    06/24/91

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Leawood Manor which is 89%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

**    As of March 31, 1997, the Managing  General  Partner has transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities. Seagraves Garden, Grandview Terrace, Pecan Hill Apartments, Hilltop Apartments and Bent Tree Apartments were transferred prior to March 31, 1997. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter resulting in a revised disposition plan. The new plan will transfer title to six of the remaining seven Texas Partnerships (Pinewood Terrace, Justin Place, Royal Crest,

Nocona, Valley View and Pine Manor) to unaffiliated buyers. If negotiations continue as expected, this transfer will occur during the second or third quarter of calendar 1997. In the meantime, operating deficits continue to be funded from Partnership Reserve. The Partnership will retain its interest in Gateway Village.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships and rental operations revenues and expenses to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of Leawood Manor and the Texas Partnerships, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1997, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited Partnerships: Sencit Townhouse L.P., Allentown Townhouse L.P. and Prince Street Ltd. representing 10.71%, have NCHP as Local General Partner; Greentree Village L.P. and Buena Vista Properties L.P. representing .58%, have Norsouth Corporation as Local General Partner; and Whitehills Apartments Co., L.P., Milan Apartments Co., L.P., and Gobles LDHA, L.P. representing 1.07%, have First Centrum as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels, (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes, and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street IV, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street IV Limited Partnership. To economize on direct and indirect payroll costs, the Partnership, which does not have any employees, reimburses The Boston Financial Group Limited Partnership ("Boston Financial"), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in thirty-two Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood which is 89%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits by its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; and iii) have repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                    Capital Contributions
                                                   Total             Total Paid         Mtge. Loans
Local Limited Partnership      Number of       committed at        through March         payable at                     Occupancy at
Property Name                 Apt. Units      March 31, 1997          31, 1997          December 31,        Type of       March 31,
Property Location                                                                           1996             Subsidy*       1997
---------------------------- ------------    ----------------     ---------------    -----------------     -----------   ----------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                      224           $3,363,776           $3,363,776          $5,546,557            None               95%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                     134            2,125,000            2,125,000           3,104,568            None               97%

Leawood Associates, L.P.**
   A Limited Partnership
Leawood Manor
Leawood, KS                      254            7,497,810            7,497,810           7,521,294            None               97%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA                  58            2,482,107            2,482,107           2,330,297          Section 8            86%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                    160            1,589,403            1,589,403           6,643,518          Section 8            99%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                    201            1,996,687            1,996,687           8,105,645          Section 8           100%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                  201            1,996,687            1,996,687           7,338,591          Section 8            99%




                                                    Capital Contributions
                                                  Total             Total Paid         Mtge. Loans
Local Limited Partnership     Number of       committed at        through March         payable at                      Occupancy at
Property Name                Apt. Units      March 31, 1997          31, 1997          December 31,        Type of        March 31,
Property Location                                                                          1996             Subsidy*        1997
---------------------------- ------------    ----------------     ---------------    -----------------     -----------    ---------

East Rusk Housing Associates, LTD
Pinewood Terrace Apartments
Rusk, TX  (A)**                   84              269,515              269,515           1,043,248            FmHA               19%

Gateway Housing Associates, LTD
Gateway Village Garden Apts.
Azle, TX(A)**                     50              251,326              251,326           1,133,081            FmHA               98%

Justin Housing Associates, LTD
Justin Place
Justin, TX(A)**                   24               91,565               91,565             334,416            FmHA               33%

Grandview Housing Associates, LTD
Grandview
Grandview, TX(A)

Buena Vista Limited Partnership
Hampton Lane (Buena Vista)
Buena Vista, GA                   24              153,474              153,474             718,754            FmHA               96%

Audobon Group, L.P. A
    Massachusetts Limited
          Partnership
Audobon
Boston, MA                        37            2,640,419            2,640,419           3,161,989          Section 8            99%

Bent Tree Housing Associates (A)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (A)
Royal Crest (Bowie)
Bowie, TX                         48              174,657              174,657             686,283            FmHA               35%


                                                   Capital Contributions
                                                  Total             Total Paid         Mtge. Loans
Local Limited Partnership     Number of       committed at        through March         payable at                      Occupancy at
Property Name                Apt. Units      March 31, 1997          31, 1997          December 31,        Type of        March 31,
Property Location                                                                          1996             Subsidy*        1997
---------------------------  ------------    ----------------     ---------------    -----------------     -----------  -----------

Nocona Terrace Housing
   Associates, LTD (A)
Nocona Terrace
Nocona, TX                        36              141,629              141,629             546,756            FmHA               19%

Pine Manor Housing Associates
Pine Manor(A)**
Jacksboro, TX                     36               97,536               97,536             575,167            FmHA               35%

Rhome Housing Associates, LTD (A)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates,
LTD
Valley View (A)**
Valley View, TX                   24               90,230               90,230             366,778            FmHA               21%

Bentley Court II Limited
Partnership
Bentley Court
Columbia, SC                     273            5,000,000            5,000,000           6,960,496            None               95%

Bryson Housing Associates, LTD(A)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                      40              361,444              361,444           1,648,381            FmHA              100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                    48            1,000,000            1,000,000           1,163,956            None               96%



                                                   Capital Contributions
                                                  Total             Total Paid         Mtge. Loans
Local Limited Partnership     Number of       committed at        through March         payable at                     Occupancy at
Property Name                Apt. Units      March 31, 1997          31, 1997          December 31,        Type of       March 31,
Property Location                                                                         1996             Subsidy*       1997
---------------------------- ------------    ----------------     ---------------    -----------------     --------    ------------


Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                  569            4,250,000            4,250,000          21,481,995          Section 8            97%

Oakview Square Limited
     Partnership
   A Michigan Limited
     Partnership
Oakview Square
Chesterfield, MI                192            5,299,652            5,299,652           6,075,155            None               95%

Whitehills II Apartments
     Company
   Limited Partnership
Whitehills II
Howell, MI                       24              169,276              169,276             755,846            None               92%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                       24              162,022              162,022             740,261            FmHA               96%

Lakeside Square Limited
     Partnership
   An Illinois Limited
     Partnership
Lakeside Square
Chicago, IL                     308            3,978,813            3,978,813           6,333,106          Section 8            99%

Lincoln Green Associates, A
     Limited Partnership
Lincoln Green
Old Towne, ME                    30              352,575              352,575           1,246,052          Section 8           100%

Brown Kaplan Limited
     Partnership
Brown Kaplan
Boston, MA                       60            3,024,663            3,024,663           7,687,075            Loans              95%



                                                   Capital Contributions
                                                  Total             Total Paid         Mtge. Loans
Local Limited Partnership     Number of       committed at        through March         payable at                     Occupancy at
Property Name                Apt. Units      March 31, 1997          31, 1997          December 31,        Type of       March 31,
Property Location                                                                          1996             Subsidy*       1997
------------------------     ------------    ----------------     ---------------    -----------------     -----------   ----------

Green Tree Village Limited
   Partnership
     A Limited Partnership
Green Tree Village
Greenville, GA                   24              145,437              145,437             659,724            FmHA              100%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                        32              230,500              230,500           1,019,473            FmHA              100%

Findlay Market Limited
     Partnership
Findlay Market
Cincinnati, OH                   49            1,313,595            1,313,595           1,709,250          Section 8            84%

Seagraves Housing Associates,
      LTD. (A)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                      38              313,445              313,445           1,680,626            FmHA               95%

B-K Apartments Limited
     Partnership
BK Apartments
Jamestowne, ND                   48              290,000              290,000             920,000          Section 8            85%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                      28              751,120              751,120           1,314,127          Section 8            93%
                               ------         ------------         ------------           ---------
                               3,382           51,604,363           51,604,363        110,552,465
                               ======
Less:  **Combined Entities                     8,297,982            8,297,982          10,973,984
                                              ------------         ------------       ----------
                                              $43,306,381          $43,306,381        $99,578,481
                                               ===========         ==========          ===========

* FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of many different types. For instance, FmHA may provide 1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

     Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

     (A)          As of  March  31,  1997,  the  Managing  General  Partner  has
                  transferred all of the assets of five of the Texas Partnerships subject to their liabilities. Six of the seven remaining Texas Partnerships will be transferred after March 31, 1997. The Partnership will retain its interest in Gateway Village. The five transferred Texas Partnerships had total capital contributions and mortgage payable amounts of $453,665 and $1,989,223, respectively, as of the transfer dates.

Two Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. The first is Leawood Associates, L.P. ("Leawood Manor"). Leawood Manor, representing 14.4% of the total original investment in Local Limited Partnerships, is a 254-unit apartment complex located in Leawood, Kansas. Leawood Manor is financed by a first mortgage at 8%, with an accrual rate of 11.75% and monthly payments of $77,850 plus 95% of the net cash flows as defined by the mortgage agreement. On July 10, 1999, the reduced payment rate is scheduled to increase to 10%. The mortgage note matures in July 2006 and is collateralized by the property.

The other Local Limited Partnership which represents more than 10.0% of the total capital contributions to be made to Local Limited Partnerships is Oakview Square Limited Partnership ("Oakview Square"). Oakview Square, representing 10.2% of the total original investment in Local Limited Partnerships, is a 192-unit apartment complex located in Chesterfield, Michigan. Oakview Square is financed by a first mortgage loan at 9.75% interest and a 35 year term. The loan matures in April 2010.

The duration of the leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.


Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Partnership. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Partnership.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 1997, there were 3,976 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 1997, 1996 and 1995.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Combined Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                            March 31,      March 31,     March 31,         March 31,      March 31,
                                             1997           1996           1995             1994           1993


Revenue (C)                              $  2,099,229  $  2,633,694     $  2,506,970    $  1,765,316    $  1,638,645
Equity in losses of Local Limited
   Partnerships (C)                       (2,747,270)     (2,957,339)    (3,688,171)     (4,055,382)     (4,424,849)
Net loss                                  (5,503,780)     (5,046,594)    (6,661,959)     (5,954,828)     (5,535,165)
   Per Limited Partnership Unit               (80.08)         (73.43)        (96.93)         (86.64)         (80.53)
Cash, cash equivalents and
   marketable securities (C)                1,344,743     1,843,216        2,494,846       3,906,462       5,150,766
Investments in Local Limited
   Partnerships, at original cost(E)       55,991,829    55,991,829       55,991,829      55,681,819      54,491,149
Total assets (A)                           36,632,053    41,744,078       50,243,398      57,149,940      55,690,519
Total liabilities (C)                      14,948,056    14,550,850       17,903,195      18,115,404      10,920,493
Cash Distribution                                   -             -                -               -               -
   Per Limited Partnership Unit                     -             -                -               -               -
Other Data:
Passive loss                              (6,118,380)   (6,562,619)      (6,695,703)     (7,069,544)     (6,424,623)
   Per Limited Partnership Unit (B)           (89.02)       (95.48)          (97.42)        (102.86)         (93.48)
Portfolio income                              511,058       627,741          401,044         703,566         812,886
   Per Limited Partnership Unit (B)              7.44          9.13             5.84           10.24           11.83
Low-Income Housing Tax Credit               9,364,677     9,536,996        9,432,363       9,467,376       9,434,164
   Per Limited Partnership Unit (B)            135.81        138.31           136.78          137.30          136.81
Recapture of Low-Income Housing
   Tax Credits (B)                            179,372             -                -               -               -
   Per Limited Partnership Unit (B)              2.61             -                -               -               -
Local Limited Partnership interests
   owned at end of period (D)                      32            34               37              37              37

(A)   Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credits per Limited Partnership Unit for 1997, 1996, 1995, 1994 and 1993 represents the amount allocated to individual investors. Corporate investors were allocated $138.59, $141.11, $139.60, $140.08 and $139.63 per Unit in 1997, 1996, 1995,
1994 and 1993, respectively.

(C) Revenue for the years ended March 31, 1997, 1996, 1995, 1994 and 1993 includes $1,941,455, $2,522,643, $2,354,347, $1,621,789 and $1,298,589,
respectively, of total revenue from Leawood Manor and the Texas Partnerships. Equity in losses of Local Limited Partnerships for the years ended March 31, 1997, 1996, 1995, 1994 and 1993 does not include $1,024,295, $1,165,223,
$1,199,409, $1,063,808 and $779,606, respectively, of losses from Leawood Manor and the Texas Partnerships that have been combined with the Partnership's loss. Cash, cash equivalents and marketable securities at March 31, 1997, 1996, 1995, 1994 and 1993 includes $71,426, $107,545, $250,751, 145,627 and $91,061, respectively, of cash and cash equivalents from Leawood Manor and the Texas Partnerships. Total liabilities for the years ended March 31, 1997, 1996, 1995, 1994 and 1993 includes $14,529,452, $14,368,374, $17,756,853, $18,051,535 and
$10,837,789, respectively, of liabilities from Leawood Manor and the Texas Partnerships (other than the Texas Partnerships described in (D) below).

(D) As of March 31, 1997, the Managing General Partner has transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Six of the seven remaining Texas Partnerships will be transferred after March 31, 1997.

(E) Investment in Local Limited Partnerships include capital contributions to Local Limited Partnerships that have been combined for financial reporting purposes, as well as capital contributions that have been made to Local Limited Partnerships that have subsequently bee transferred.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $126,298 from $414,451 at March 31, 1996 to $288,153 at March 31, 1997. This decrease is attributable to cash used for operations, advances to Local Limited Partnerships, repayment of mortgage principal and purchase of rental property and equipment by the Combined Entities. These decreases were offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds to reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,084,000 have been withdrawn from Reserves account to pay legal fees relating to various property issues. This amount includes approximately $1,029,000 for the Texas Partnerships. To date, Reserve funds in the amount of approximately $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $886,000 of operating funds to replenish Reserves. At March 31, 1997, approximately $1,204,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,084,000 noted above, the Partnership has also advanced approximately $657,000 to the Texas Partnerships to fund operating deficits. Approximately $358,000 has also been advanced to two other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made in the years ended March 31, 1997, 1996 and 1995. In prior years, cash available for distribution was derived from the interest earned on the temporary investment of the Partnership's funds prior to the funds being contributed to the Partnership's Local Limited Partnership investments. At March 31, 1997, all of the required capital contributions have been made to Local Limited Partnerships. The interest that is earned on the funds held in reserves, as well as any cash distributions received from Local Limited Partnerships will first be used to fund operations of the Partnership. Based on the results of 1996 operations, the Local Limited Partnerships will not distribute significant amounts of cash to the Partnership because such amounts may be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1997 versus 1996

The Partnership's results of operations for the fiscal year ended March 31, 1997 resulted in a net loss of $5,503,780 as compared to a net loss of $5,046,594 for the same period in 1996. The increase in net loss is primarily attributable to the recognition of a provision for valuation of rental property by certain Texas Partnerships, a decrease in rental revenue and an increase in bad debt expense. These increases to net loss are partially offset by a decrease in equity in losses of Local Limited Partnerships, decreases in general and administrative, rental operations, depreciation and interest expense items. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. This decrease is partially offset by an increase in equity in losses from one Local Limited Partnership due to a cancellation of indebtedness income recognized during its year ended December 31, 1995 by this Local Limited Partnership which is included in equity in losses of Local Limited Partnerships. The decrease in general and administrative expenses is due to a decrease in expenses paid on behalf of the Texas Partnerships. The decreases in rental revenue and rental operations, depreciation and interest expenses were due to the exclusion of seven of the Texas Partnership's operations which were previously combined. Please refer to the section entitled "Property Discussions" included in this Item. The increase in bad debt expense is the result of a reserve for advances made to one Local Limited Partnership.

Low-Income Housing Tax Credits

The 1996, 1995 and 1994 Tax Credits per Unit  were $135.81, $138.31 and $136.78, respectively, for individual investors. The 1996, 1995 and 1994 Tax Credits per Unit were $138.59, $141.11 and $139.60, respectively, for corporate investors.

Tax Credits are not available for a Property until the Property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credits are claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that apartment units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit equal to the difference is available in the 11th taxable year.

As of March 31, 1997, each of the thirty-two properties have been placed in service and their apartment units are qualified. The credits, which have stabilized, are expected to remain the same for the next two years and then they are expected to decrease as properties reach the end of the ten year credit period. The Partnership has transferred five of the Texas Partnerships and is in the process of transferring six of the remaining seven Texas Partnerships. There will be a nominal recapture of tax credits since the remaining Texas Partnerships which will be transferred only represent 1.59% of the Partnerships' tax credits.

The Tax Credits per Unit for corporate investors will be slightly higher for the remaining years of the credit period than that for individual investors because certain of the properties took advantage of 1990 federal legislation that allowed the acceleration of future tax credits to individuals in the tax year ended December 31, 1990. For those properties that elected to accelerate the individual credit, the accelerated portion is being amortized over the remainder of the credit period, thereby causing a reduction of this and future year's tax credits passed through by those properties. In total, both individual and corporate investors will be allocated equal amounts of Tax Credits.

1996 versus 1995

The Partnership's results of operations for the fiscal year ended March 31, 1996 resulted in a net loss of $5,046,594 as compared to a net loss of $6,661,959 for the same period in 1995. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, an increase in investment revenue and a decrease in general and administrative and property management fee expenses. These changes are partially offset by $69,047, the anticipated loss resulting from the transfer of seven of the Texas Partnerships. This amount is included in the provision for valuation of investment in Local Limited Partnerships. The increase in investment revenue is due to increased returns earned on investments in securities during fiscal year 1996. The decrease in general and administrative expenses is caused by a decrease in expenses paid on behalf of the Texas Partnerships. The decrease in property management fees is due to a provision in the Combined Entities' workout agreements which prohibited this fee from being charged.

Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that the carrying values of long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Partnership has adopted the new standard for its year ending March 31, 1997, however, it has not had a significant effect on the financial position or results of operations. The Texas Partnerships had an impairment loss during the year ended December 31, 1996 because of the adoption of this new standard.

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

Audobon Apartments, located in Massachusetts, is operating below break-even primarily due to decreased rental subsidy assistance, increased operating expenses and adverse market conditions. During the first quarter, the management agent was replaced with a local unaffiliated firm. The Local General Partner has also obtained preliminary approval for additional operating subsidies from the state and released from lender escrows to fund certain cash deficits. The Managing General Partner continues to work with the lender to develop a satisfactory workout. It is likely that a workout would require an advance from Partnership reserves.

Despite improving occupancy at BK Apartments, located in Jamestown, North Dakota, the property continues to generate operating deficits. The lender recently issued a default notice and is threatening to foreclose. Affiliates of the Managing General Partner are negotiating with the Local General Partner and lender to cure the mortgage default and complete required capital repairs. The Managing General Partner made a proposal to the bondholder for its consideration. If negotiations are not successful, it is likely that a foreclosure will occur prior to the end of the second quarter which will result in recapture and the allocation of taxable income to the Partnership.

Bentley Court, located in Columbia, South Carolina, continues to generate significant deficits despite the July 1996 debt refinancing. As we previously reported, an agreement was set up with the lender which enabled an affiliate of the Managing General Partner to become an additional General Partner and a substitute management agent, subject to lender approval, with the right to take control of the property, if it becomes necessary. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement, the lender has the right to remove the management company. The Managing General Partner will continue to monitor property operations closely. Operating deficits are currently being funded by the Local General Partner.

At Findlay Market (Cincinnati, Ohio), reconstruction of the property units damaged by fire was completed in December 1996, and lease-up is currently underway. As previously reported, in order to reconstruct the units, the Partnership agreed to advance up to $345,000 to help cover the funding shortfall between the insurance proceeds, lender funding and a City grant. To date, the Partnership has advanced approximately $294,000 of this amount. However, the property continues to generate operating deficits which caused the default of the first mortgage. At this juncture, the lender is not amenable to a cure of the mortgage and is expected to exercise its rights to foreclose on the mortgage during the second quarter 1997. Despite these indications, the Managing and Local General Partners continue to negotiate with the lender in hopes of averting the foreclosure. A foreclosure of this property will result in
recapture  of  tax  credits  and  the   allocation  of  taxable  income  to  the
Partnership.

The Managing General Partner has transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. The transfers of the remaining 6 remaining properties are expected to take place in 1997.

For tax purposes, these events will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1997, 1996, and 1995.

Since some of the Properties benefit from some sort of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.

Certain of the Properties listed in this Report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, management believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street IV, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr. and Donna C. Gibson, Vice Presidents of the Managing General Partner, resigned their positions effective June 30, 1995 and September 13, 1996, respectively.

The Managing General Partner was incorporated in December 1988. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                  Position

Georgia Murray                    Managing Director, Treasurer and
                                    Chief Financial Officer
Fred N. Pratt, Jr.                Managing Director
William E. Haynsworth             Managing Director, Vice President, and
                                    Chief Operating Officer
Paul F. Coughlan                  Vice President
Peter G. Fallon, Jr.              Vice President
Randolph G. Hawthorne             Vice President
A. Harold Howell                  Vice President

The other General Partner of the Partnership is Arch Street IV Limited Partnership, a Massachusetts Limited Partnership ("Arch Street IV L.P.") that was organized in December 1988. Arch Street IV, Inc. is the managing general partner of Arch Street IV L.P.. The individual general partners of Arch Street IV L.P. are Messrs. Howell, Haynsworth, and Hawthorne.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this Report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray is a member of the Senior Leadership Team and Board of Directors, and leads the Property Management division. Previously, she led the company's Institutional Tax Credit Team and managed Boston Financial's Investment Real Estate and Asset Management divisions. Ms. Murray currently serves as a director of Atlantic Bank and Trust Company, President of the Institute for Multi-Family Housing, Director of the Investment Program Association and member of the Direct Investment Committee of the Securities Industry Association. Previously, she served as the Industry Advisor to the Management Policy Review Committee of the Massachusetts Housing Finance Agency and as a commissioner of the Boston Public Facilities Department.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer, and Chairman of the Board of the General Partner of Boston Financial.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 53, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 58, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President and a member of the Investment Real Estate Division with responsibility for the marketing of the firm's Institutional Tax Credit product.

Randolph G. Hawthorne, age 47, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He joined Boston Financial in 1973 and has served as Treasurer and managed the firm's Investment Real Estate division. He is a Senior Vice President serving on the Investment Acquisitions Team with 22 years of experience in property acquisitions. Mr. Hawthorne has primary responsibility for structuring real estate investments and developing new business opportunities. He is a member of the Investment Committee. He is Chairman of the National Multi Housing Council, a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. A speaker at industry conferences, he is also on the Editorial Advisory Board of the Tax Credit Advisor.

A. Harold Howell, age 56, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two-year sabbatical from Boston Financial as a Visiting
Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded international M.B.A. program in Barcelona, Spain. While there he taught courses in business strategy and real estate finance.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street IV, Inc., nor the partners of Arch Street IV L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1997, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:


                                                Amount
Title of Class     Name and Address of       Beneficially
                    Beneficial Owner             Owned        Percent of Class
---------------  ----------------------      ---------------   ----------------

Limited            AMP, Incorporated            10,000 Units         14.69%
Partner            P.O. Box 3608
                   Harrisburg, PA


The equity securities registered by the Partnership under Section 12(g) of the Act consist of 100,000 Units, of which 68,043 were sold to the public. The remaining Units were deregistered in Post-Effective Amendment No. 3, dated February 21, 1990. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street IV L.P. owns five (unregistered)Units not included in the 68,043 Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street IV, Inc., Arch Street IV L.P., Boston Financial, nor any of their executive officers, directors, partners, or affiliates is the beneficial owner of any Units. None of the foregoing persons possess a right to acquire beneficial ownership of Units.

There is no arrangement in existence, to the Partnership's knowledge, that would result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash
Distributions" of the Prospectus. Such sections are incorporated herein by reference. In addition, Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, serves as property management agent for the properties owned by Leawood Associates, L.P., Oakview Square, L.P., Whitehills II Apartments Company, L.P., Gobles Limited Dividend Housing Association and Milan Apartments Company, L.P. BFPM is also the Management agent for the Texas Partnerships.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the three years ending March 31, 1997, is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, Boston Financial is to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by Boston Financial or its affiliates, and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. From inception through March 31, 1997, $8,351,601 of organization fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling
$5,080,756 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the three years ended March 31, 1997.


Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,185 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Fees earned in each of the three years ended March 31, 1997 are as follows:

                                1997              1996                1995
                              ----------        ----------          -------

    Asset management fees      $250,509          $252,599           $246,085

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the three years ended March 31, 1997 are as follows:

                                 1997              1996                1995
                              ----------        ----------         --------

   Salaries and benefits
     expense reimbursements    $136,075          $155,984            $ 120,274


Property Management Fees

BFPM is the management agent of the Texas Partnerships and Leawood Manor, properties in which the Partnership has invested. The property management fee earned is 5% of properties' gross revenues. Fees earned by BFPM, which have been included in the Combined Statements of Operations for each of the three years ended March 31, 1997 are as follows:

                                 1997              1996              1995
                              ----------        ----------          -------

  Property management fees     $129,241          $101,364         $  192,324


BFPM is the  management  agent for Oakview  Square,  Whitehills  II  Apartments,
Orchard View and Canfield Crossing, properties in which the Partnership invested. The property management fee charged is 5% of properties' gross revenues. Fees earned by BFPM, which have been included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements in Part II, Item 8 for each of the three years ended March 31, 1997 are as follows:
                                 1997              1996                1995
                                ----------        ----------          -------

  Property management fees       $65,926           $62,634            $51,137

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street IV, Inc. and Arch Street IV Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were made to the General Partners in any of the three years ended March 31, 1997.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1997 is presented in Note 5 to the Combined Financial Statements in Part II Item 8.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report.

     In response to this portion of Item 14, the financial statements, financial statement schedules and the auditors' report relating thereto, are submitted as a separate section of this Report. See Index on page F-1 hereof.

     The reports of auditors of the Local Limited Partnership relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit (28)(1) of this Report.

     Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

(a)(3)(b)   Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 1997.

(a)(3)(c)   Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

 4. Instruments defining the rights of security holders, including indentures

    4.1   Amended and Restated Agreement    Exhibit A to Prospectus contained in
          and Certificate of Limited           Form S-11 Registration Statement,
          Partnership dated as of              File # 33-26394
          April 20, 1989

27.   Financial Data Schedule

28.   Additional Exhibits

   28.1 (a) Reports of Other Independent Auditors
        (b)      Audited financial statements of
                   Local Limited Partnerships

                 N/A

(a)(3)(c)  None.
(a)(3)(d)  None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street IV, Inc.
         its Managing General Partner




     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Fred N. Pratt, Jr.                                   Date:
           Fred N Pratt, Jr.,
           A Managing Director

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                           Annual Report on Form 10-K
                        For the Year Ended March 31, 1997
                                      Index



                                                                       Page No.

Report of Independent Accountants                                         F-2

Combined Financial Statements

  Combined Balance Sheets - March 31, 1997 and 1996                       F-3

  Combined Statements of Operations - Years Ended
   March 31, 1997, 1996 and 1995                                          F-4

  Combined Statements of Changes in Partners' Equity
   - Years Ended March 31, 1997, 1996 and 1995                            F-5

  Combined Statements of Cash Flows - Years Ended
   March 31, 1997, 1996 and 1995                                          F-6

  Notes to the Combined Financial Statements                              F-8

Financial Statement Schedule

  Schedule III - Real Estate and Accumulated
   Depreciation                                                           F-24

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

See also Index to Exhibits on Page K-24 for the financial statements of the Investor Local Limited Partnership included as a separate exhibit in this Annual Report of Form 10-K.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV
(A Limited Partnership)

We have audited the combined balance sheets of Boston Financial Qualified Housing Tax Credits L.P. IV (A Limited Partnership) ("BFQH IV") as of March 31, 1997 and 1996 and the related combined statements of operations, changes in partners' equity, and cash flows and the financial statement schedule listed in
Item 14(a) of this Report on Form 10-K for each of the three years in the period ended March 31, 1997. These financial statements and financial statement schedules are the responsibility of BFQH IV's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. BFQH IV accounts for its investments in Local Limited Partnerships as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. In 1997 and 1996 77% and 78%t of total assets, respectively, and in 1997, 1996 and 1995, 73%, 73% and 55% of net loss, respectively, reflected in the combined financial statements of BFQH IV, relate to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of those Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of BFQH IV at March 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 25, 1997

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)





                  COMBINED BALANCE SHEETS - MARCH 31, 1997 AND 1996


                                                                        1997                     1996
                                                                     -----------             --------

Assets
Cash and cash equivalents                                          $     288,153            $    414,451
Marketable securities, at fair value (Note 3)                          1,056,590               1,428,765
Accounts receivable, net of allowance for bad debt of $337,793
   and $41,046 in 1997 and 1996, respectively                             23,778                  39,646
Tenant security deposits                                                  98,963                 109,969
Investments in Local Limited Partnerships,
   net of reserve for valuation of $945,277 in 1997 and
   $913,047 in 1996 (Note 4)                                          19,593,420              22,748,929
Rental property at cost, net of
   accumulated depreciation and reserve for valuation (Note 6)        15,217,196              16,628,572
Mortgagee escrow deposits                                                106,501                 113,368
Deferred charges, net of $156,662 and $140,931 of
   accumulated amortization in 1997 and 1996,
   respectively                                                          209,182                 224,913
Other assets                                                              38,270                  35,465
                                                                   -------------            ------------
     Total Assets                                                  $  36,632,053             $41,744,078
                                                                   =============             ===========


Liabilities and Partners' Equity
Mortgage notes payable (Note 7)                                    $  11,111,888            $11,228,864
Accounts payable to affiliates (Note 5)                                  390,926                 126,151
Accounts payable and accrued expenses                                    366,076                 409,693
Interest payable (Note 7)                                                507,457                 218,437
Tenant security deposits payable                                          89,709                  85,705
Payable to affiliated Developer (Note 8)                               2,482,000               2,482,000
                                                                   -------------            ------------
     Total Liabilities                                                14,948,056              14,550,850
                                                                   -------------            ------------

Minority interest in Local Limited Partnerships                          421,489                 421,420
                                                                   -------------            ------------

General, Initial and Investor Limited Partners' Equity                21,267,760              26,771,540
Net unrealized gains (losses) on marketable securities                   (5,252)                    268
                                                                   -------------            ------------
     Total Partners' Equity                                           21,262,508              26,771,808
                                                                   -------------            ------------
     Total Liabilities and Partners' Equity                        $  36,632,053             $41,744,078
                                                                   =============             ===========

      The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                                  COMBINED STATEMENTS OF OPERATIONS
                            YEARS ENDED MARCH 31, 1997, 1996, AND 1995

                                                            1997              1996              1995
                                                       --------------     ------------      --------
Revenue:
   Rental                                              $  1,846,570       $  2,422,830      $  2,354,347
   Investment                                               130,027            148,235            74,393
   Other                                                    122,632             62,629            78,230
                                                       ------------       ------------      ------------
     Total Revenue                                        2,099,229          2,633,694         2,506,970
                                                       ------------       ------------      ------------

Expenses:
   Asset management fees, related party (Note 5)            250,509            252,599           246,085
   General and administrative (includes
    reimbursement to affiliate in the amounts
    of $136,075, $155,984 and $120,274,
    respectively) (Note 5)                                  462,680            561,221           896,661
   Bad debt expense                                         300,835             41,046                 -
   Rental operations, exclusive of depreciation           1,170,804          1,598,259         1,472,577
   Property management fees, related party (Note 5)         129,241            101,364           192,324
   Interest (Note 7)                                        987,379          1,130,490         1,125,354
   Provision for valuation of rental property               791,830                  -                 -
   Provision for valuation of
     investments in Local Limited
     Partnerships (Note 4)                                        -             69,047           599,000
   Depreciation (Note 6)                                    746,829            917,812           853,500
   Amortization                                             107,784            135,652           133,598
                                                       ------------       ------------      ------------
     Total Expenses                                       4,947,891          4,807,490         5,519,099
                                                       ------------       ------------      ------------

Loss before equity in losses of Local Limited
   Partnerships                                          (2,848,662)        (2,173,796)       (3,012,129)

Equity in losses of Local Limited
   Partnerships (Note 4)                                 (2,747,270)        (2,957,339)       (3,688,171)

Minority interest in losses of
   Local Limited Partnerships                                92,152             84,541            38,341
                                                       ------------       ------------      ------------

Net Loss                                               $(5,503,780)       $(5,046,594)      $(6,661,959)

Net Loss allocated:
   General Partners                                    $    (55,038)      $    (50,466)     $    (66,620)
   Limited Partners                                      (5,448,742)        (4,996,128)       (6,595,339)
                                                       ------------       ------------      ------------
                                                       $ (5,503,780)       $(5,046,594)      $(6,661,959)
                                                       ============        ===========       ===========

Net Loss per Limited Partnership
   Unit (68,043 Units)                                 $    (80.08)        $    (73.43)      $    (96.93)
                                                       ===========         ===========       ===========

      The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                          COMBINED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                                     YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                     Net
                                                    Initial       Investor       Unrealized
                                     General        Limited        Limited          Gains
                                     Partners      Partners       Partners        (Losses)            Total

Balance at March 31, 1994          $ (206,284)     $   5,000   $ 38,681,377      $(43,565)     $38,436,528

Net change in net unrealized losses
    on marketable securities
    available for sale                      -              -              -          5,967           5,967

Net Loss                              (66,620)             -     (6,595,339)             -      (6,661,959)
                                    ---------        -------   ------------       --------    ------------

Balance at March 31, 1995            (272,904)         5,000     32,086,038        (37,598)     31,780,536

Net change in net unrealized losses
    on marketable securities
    available for sale                      -              -              -         37,866          37,866

Net Loss                              (50,466)             -     (4,996,128)             -      (5,046,594)
                                    ---------        -------   ------------       --------    ------------

Balance at March 31, 1996            (323,370)         5,000     27,089,910            268      26,771,808

Net change in net unrealized gains
    on marketable securities
    available for sale                      -              -              -         (5,520)         (5,520)

Net Loss                              (55,038)             -     (5,448,742)             -      (5,503,780)
                                    ---------        -------   ------------       --------    ------------

Balance at March 31, 1997           $(378,408)       $ 5,000   $ 21,641,168       $ (5,252)   $ 21,262,508
                                    =========        =======   ============       =========   ============

      The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                                         COMBINED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                               1997              1996           1995
                                                            -----------      -----------     -------
Cash flows from operating activities
   Net Loss                                                $ (5,503,780)     $(5,046,594)    $(6,661,959)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
     Equity in losses of Local Limited Partnerships           2,747,270        2,957,339       3,688,171
     Cash distribution income included in
       cash distributions from Local Limited Partnerships       (19,584)               -               -
     Provision for valuation of
       investments in Local Limited Partnerships                      -           69,047         599,000
     Other                                                            -           (3,642)              -
     Bad debt expense                                           300,835           41,046               -
     Provision for valuation of rental property                 791,830                -               -
     Depreciation and amortization                              854,613        1,053,464         987,098
     Loss on sale of marketable securities                        1,310            3,775          52,387
     Minority interest in losses of Local
       Limited Partnerships                                     (92,152)         (84,541)        (38,341)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
     Accounts receivable, net                                    15,868          (25,807)        (89,271)
     Tenant security deposits                                    11,006          (34,621)              -
     Mortgagee escrow deposits                                    6,867          (17,497)              -
     Other assets                                                (2,805)           4,671          20,213
     Accounts payable to affiliates                             300,715          100,588          27,469
     Accounts payable and accrued expenses                      (43,617)         197,135         (74,833)
                                                                                                        -
     Interest payable                                           289,020          128,518         136,994
     Tenant security deposits payable                             4,004           (5,609)         14,336
                                                           ------------      -----------     -----------
   Net cash used for operating activities                      (338,600)        (662,728)     (1,338,736)
                                                           ------------      -----------     -----------
Cash flows from investing activities:
   Return of investment in Local Limited Partnership              3,331                -               -
   Purchases of marketable securities                          (487,098)      (1,466,927)     (2,759,939)
   Proceeds from sales and maturities
     of marketable securities                                   852,443        2,034,812       4,190,815
   Cash distributions received from Local
     Limited Partnerships                                       332,439          278,721         346,971
   Advances to Local Limited Partnerships                      (336,775)               -               -
   Purchase of rental property and equipment                   (127,283)        (116,811)       (129,547)
                                                           ------------      -----------     -----------
Net cash provided by investing activities                       237,057          729,795       1,648,300
                                                           ------------      -----------     -----------

Cash flows from financing activities:
   Repayment of General Partner loans                                 -                -             (89)
   Payment of deferred financing fees                                 -                -         (10,000)
   Capital contributions received                                92,221           29,431          38,429
   Repayment of note payable                                          -                -        (237,000)
   Payment of mortgage principal                               (116,976)        (214,334)        (35,224)
                                                           ------------      -----------     -----------
Net cash used for financing activities                          (24,755)        (184,903)       (243,884)
                                                           ------------      -----------     -----------

     The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                                   COMBINED STATEMENTS OF CASH FLOWS (Continued)

                                     YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                               1997              1996           1995
                                                            -----------      -----------     -------

Net increase (decrease) in cash and cash equivalents           (126,298)         (117,836)        65,680

Cash and cash equivalents, beginning                            414,451           532,287        466,607
                                                           ------------       -----------     ----------

Cash and cash equivalents, ending                          $    288,153       $   414,451     $  532,287
                                                           ============       ===========     ==========

Supplemental disclosure:
     Cash paid for interest                                $    698,359       $1,001,972      $  988,360
                                                           ============       ==========      ==========

Non-cash disclosure:

See  Note  9  for   discussion  on  the  change  in  control  of  certain  Texas
Partnerships.

      The accompanying notes are an integral part of the combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                    Notes to the Combined Financial Statements

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability, (ii) preserve and protect the Partnership's capital, (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations, and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street IV, Inc., which serves as the Managing General Partner, and Arch Street IV L.P. which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

The Partnership's partnership agreement ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $67,653,000 ("Gross Proceeds"), net of discounts of $390,000, through the sale of 68,043 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on January 31, 1990.

Generally, profits, losses, tax credits, and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.

Under the terms of the Partnership Agreement, the Partnership initially designated 4% of the gross proceeds from the sale of Units as a Reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1997, the Managing General Partner has designated approximately $1,204,000 of cash, cash equivalents and marketable securities as such Reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities, using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss of the Local Limited Partnership, additional investments and for cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnership beyond its investment, therefore, the Local Limited Partnerships investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when the Partnership's respective carrying value of the Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income, and distributions received will be recorded as income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

              Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1996, 1995 and 1994.

On September 13, 1991, an affiliate of the Partnership's Managing General Partner, BF Leawood, Inc., became the General Partner of Leawood Associates, L.P. ("Leawood Manor"), a Local Limited Partnership in which the Partnership has invested. BF Leawood, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the Managing General Partner. Since the Local General Partner of Leawood Manor is now an affiliate of the Partnership, the Partnership is deemed to control Leawood Manor; consequently, for financial reporting purposes, these combined financial statements include all financial activity of Leawood Associates, L.P. for the years ended December 31, 1996, 1995 and 1994. All significant intercompany balances and transactions have been eliminated.

On October 6, 1993, an affiliate of the Partnership's Managing General Partners, BF Texas Limited Partnership, became an additional Local General Partner with responsibility for all management decisions in twelve Local Limited Partnerships (the "Texas Partnerships") in which the Partnership has invested. Since the Local General Partner of the Texas Partnerships is now an affiliate of the Partnership, these combined financial statements include the financial activity of the twelve Texas Partnerships for the year ended December 31, 1994. Prior to March 31, 1996, control of seven of these Texas Partnerships was transferred to unrelated parties, and as such, as of that date, these partnerships were accounted for on the equity method (see Note 9). During the year ended March 31, 1997, the Partnership relinquished its interest in five out of seven of these Texas Partnerships. Therefore, as of March 31, 1997, two of the Texas Partnerships are accounted for on the equity method, and these financial statements include financial activity of five Texas Partnerships for the year ended December 31, 1996.
All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of Leawood Manor and the Texas Partnerships on a 90 day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships. As used herein the "Combined Entities" refers to Leawood Manor and the Texas Partnerships, prior to the transfer of control referenced above.

Loans and operating advances to Local Limited Partnerships ($336,775 during the year ended March 31, 1997) are reflected as receivables. Bad debts are provided for such loans and advances deemed uncollectible ($309,835 at March 31, 1997).

The Partnership recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

            Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents consist of short-term money market instruments with maturities of ninety days or less at acquisition and approximate fair value.

Marketable Securities

Marketable securities consist primarily of U.S. Treasury instruments and various asset-backed investment vehicles. The Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that the carrying values of long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership has adopted the new standard for its year ended March 31, 1997. The Texas Partnerships had an impairment loss during the year ended December 31, 1996 because of the adoption of this new standard. The Partnership recorded an impairment loss of $791,830 during the year ended March 31, 1997 related to the carrying values of the Texas Partnerships' properties (see Note 6).

Deferred Fees

Costs incurred in connection with the organization of the Partnership amounting to $50,000 have been deferred and amortized on a straight-line basis over 60 months.

Leawood Manor's deferred charges consist of financing fees, which are being amortized using the straight-line method over the term of the related debt.

Rental Property

Real estate and personal property of the Combined Entities are recorded at the lower of depreciated cost or net realizable value. Valuation allowances are established when the carrying value of such assets exceeds their estimated recoverable amounts. The Combined Entities provide for depreciation using various methods over their estimated useful lives of 3 to 40 years.

Rental Income

Rental income, principally from short-term leases on the Combined Entities' apartment units, is recognized as income under the accrual method as the rentals become due.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


           Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Except as discussed in Note 7, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Reclassifications

Certain amounts in prior years' financial statements have been reclassified herein to conform to the current year presentation.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                Notes to the Combined Financial Statements (continued)

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized    Unrealized       Fair
                                                     Cost            Gains       Losses          Value

     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   754,966       $  3,764     $ (7,169)     $   751,561

     Mortgage backed securities                      302,807          1,480       (3,328)         300,959

     Other debt securities                             4,069              1            -            4,070
                                                 -----------       --------     --------      -----------

     Marketable securities
       at March 31, 1997                         $ 1,061,842       $  5,245     $(10,497)     $ 1,056,590
                                                 ===========       ========     ========      ===========

     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   945,321       $    280     $ (4,773)     $   940,828

     Mortgage backed securities                      164,815          2,200       (1,046)         165,969

     Other debt securities                           318,361          3,979         (372)         321,968
                                                 -----------       --------     --------      -----------

     Marketable securities
       at March 31, 1996                         $ 1,428,497       $  6,459     $ (6,191)     $ 1,428,765
                                                 ===========       ========     ========      ===========


The contractual maturities at March 31, 1997 are as follows:

                                                                                                 Fair
                                                                               Cost              Value

     Due in one year or less                                               $   125,313       $   128,988
     Due in one to five years                                                  633,722           626,643
     Mortgage backed securities                                                302,807           300,959
                                                                           -----------       -----------
                                                                           $ 1,061,842       $ 1,056,590
                                                                           ===========       ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $852,000 and $2,035,000 during the fiscal years ended March 31, 1997 and 1996, respectively. Included in investment income are gross gains of $4,471 and gross losses of $5,781 which were realized on these sales in fiscal year 1997, and gross gains of $12,646 and gross losses of $16,421 which were realized on these sales in fiscal year 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-six Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at March 31:

                                                               1997              1996           1995
                                                           ------------     ------------    --------
Capital contributions paid to Local Limited Partnerships
   and purchase price paid
   to withdrawing partners of Local
   Limited Partnerships                                    $ 43,318,237     $ 43,775,232     $43,005,281

Cumulative equity in losses of Local Limited
   Partnerships                                             (24,452,001)     (22,227,131)    (18,547,072)

Cash distributions received from Local
   Limited Partnerships                                      (1,490,279)      (1,157,840)       (879,119)
                                                           ------------     ------------    ------------

Investments in Local Limited Partnerships
   before adjustment                                         17,375,957       20,390,261      23,579,090

Excess of investment cost over the underlying net assets acquired:
   Acquisition fees and expenses                              3,910,599        3,930,470       3,930,470

   Accumulated amortization of acquisition
     fees and expenses                                         (747,859)        (658,755)       (547,585)
                                                           ------------     ------------    ------------

Investments in Local Limited Partnerships                    20,538,697       23,661,976      26,961,975

Reserve for valuation of investments
   in Local Limited Partnerships                               (945,277)        (913,047)       (844,000)
                                                           ------------     ------------    ------------
                                                           $ 19,593,420      $22,748,929     $26,117,975
                                                           ============      ===========     ===========


Capital contributions to Leawood Manor during fiscal year ended March 31, 1995 totaled and $568,671. There were no capital contributions made to Leawood Manor during fiscal years ended March 31, 1997 and 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships (continued)

Summarized financial information for each of the three years ended December 31, 1996, 1995 and 1994 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                              1996              1995            1994
                                                          -------------     ------------    --------
Assets:
   Rental property, net                                   $ 119,968,771     $121,655,134    $126,189,843
   Current assets                                             4,512,930        5,285,738       5,628,644
   Other assets, net                                         11,160,325       10,916,051      11,205,366
                                                          -------------    -------------  --------------
     Total Assets                                         $ 135,642,026     $137,856,923    $143,023,853
                                                          =============     ============    ============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion                $98,043,569       $98,589,771     $101,574,455
   Other liabilities                                          9,238,211        9,230,947       8,790,083
   Current liabilities (includes current
     portion of mortgage payable)                             7,371,825        4,912,957       5,198,634
                                                          -------------    -------------  --------------
     Total Liabilities                                      114,653,605      112,733,675     115,563,172
                                                          -------------    -------------  --------------

Partners' Equity:
   Partnership's equity                                      16,613,767       20,462,970      23,579,090
   Other Partners' equity                                     4,374,654        4,660,278       3,881,591
                                                          -------------    -------------  --------------
     Total Partners' Equity                                  20,988,421       25,123,248      27,460,681
                                                          -------------    -------------  --------------

     Total Liabilities and Partners' Equity               $ 135,642,026     $137,856,923    $143,023,853
                                                          =============     ============    ============

Summarized Income Statements -
for the years ended December 31,

Rental and other revenue                                  $  19,632,293    $  20,136,140  $   19,465,968
                                                          -------------    -------------  --------------

Expenses:
   Operating expenses                                        10,458,548       10,493,595       9,966,093
   Interest expense                                           7,621,226        7,412,019       7,990,214
   Depreciation and amortization                              4,847,371        4,933,894       4,950,983
                                                          -------------    -------------  --------------
     Total Expenses                                          22,927,145       22,839,508      22,907,290
                                                          -------------    -------------  --------------

Net Loss                                                  $  (3,294,852)   $  (2,703,368) $   (3,441,322)
                                                          =============    =============  ===============

Partnership's share of net loss                           $  (3,606,691)   $  (2,974,207) $   (3,688,171)
                                                          =============    =============  ==============
Other Partners' share of net loss                         $     311,839    $     270,839  $      246,849
                                                          =============    =============  ==============

The summarized financial information of the Local Limited Partnerships above does not include Leawood Manor and the Texas Partnerships for the years ended December 31, 1996, 1995 and 1994. The balance sheets and statements of operations of these Local Limited Partnerships are combined with the Partnership's financial statements through the date that these partnerships were controlled (see Note 9).

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships (continued)

For the fiscal years ended March 31, 1997 and 1996 the Partnership has not recognized $879,005 and $16,868, respectively, of equity in losses relating to seven Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $16,613,747 differs from the Partnerships Investment in Local Limited Partnerships before adjustment of $ 17,375,957 primarily because of a)
unrecognized losses as described above and b) distributions received by the Partnership subsequent to December 31, 1996 which will not be recorded by the Local Limited Partnerships until 1997.

On September 1, 1994, Leawood Manor's partnership agreement was amended to admit an additional special limited partner to the Local Limited Partnership as part of an extensive mortgage loan restructuring. As part of the provisions of the amendment, the Partnership's interest in Leawood Manor was reduced from 99% to 89%. The Partnership made an additional capital contribution of approximately $436,000 in October 1994. In October 1994, the Partnership also received approximately $125,000 from an escrow account held on behalf of Leawood Manor. The additional capital contribution paid by the Partnership was used by Leawood Manor to pay off the funding fee note and reduce the principal balance of its mortgage loan.

5.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Partnership and the offering of Limited Partnership Units. Selling commissions and other issuance expenses aggregating $8,351,601 have been charged directly to Limited Partners' Equity. Total organizational and offering expenses exclusive of selling commissions did not exceed 5.5% of the gross offering proceeds, and organizational and offering expenses inclusive of selling commissions did not exceed 15% of the gross offering proceeds.

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating, and closing the Partnership's investments in Local Limited
Partnerships. Acquisition fees total 7.5% of the gross offering proceeds, and acquisition expenses did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling $5,080,756 have been paid to an affiliate of the Managing General Partner for the closing of the Partnership's Local Limited Partnership Investments. Approximately $2,125,000 of these fees are classified as capital contributions to Local Limited Partnerships in the summary of Investments in Local Limited Partnerships in Note 4 to the Combined Financial Statements. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner currently receives $7,185 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Combined Statements of Operations are Asset Management Fees of $250,509, $252,599 and $246,085 for the years ended March 31, 1997, 1996 and 1995, respectively. Payables to an affiliate of the Managing General Partner relating to the aforementioned fees and expenses aggregate $314,852 and $64,343 at March 31, 1997 and 1996, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $136,075, $155,984 and, $120,274, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 1997 and 1996, $34,094 and $16,596, respectively, is payable to an affiliate of the Managing General Partner.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                 Notes to the Combined Financial Statements (continued)

5.   Transactions with Affiliates (continued)

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner is the management agent for Oakview Square, Whitehills II Apartments, Orchard View, and Canfield Crossing, properties in which the Partnership invested. The property management fee charged is 5% of properties' gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $65,926, $62,634 and $51,137 of fees earned by BFPM for the years ended December 31, 1996, 1995 and 1994.

Additionally, BFPM is the management agent of the Texas Partnerships and Leawood Manor, properties in which the Partnership has invested. The property management fee charged is 5% of the properties' gross revenues. Included in the Combined Statements of Operations for the years ended March 31, 1997, 1996 and 1995 is $129,241, $101,364 and $192,324 of fees earned by BFPM during the years ended December 31, 1996, 1995 and 1994. Included in accounts payable to affiliates at March 31, 1997 and 1996 is $17,243 and $34,747, respectively, of property management fees due to an affiliate of the Managing General Partner.


6.   Rental Property

Real estate and personal property belonging to the Combined Entities are recorded at the lower of cost or net realizable value, the components of which are as follows at December 31:

                                                                            1996                1995
                                                                        ------------        --------

     Land                                                               $  1,128,060        $  1,128,060
     Building and improvements, net of reserve for valuation              18,036,921          18,775,652
     Equipment                                                               930,975             856,791
                                                                        ------------        ------------
                                                                          20,095,956          20,760,503
     Less accumulated depreciation                                         4,878,760           4,131,931
                                                                        ------------        ------------
     Total                                                              $ 15,217,196        $ 16,628,572
                                                                        ============        ============

During the year ended December 31, 1996, an impairment loss of $791,830 was recognized on the real estate in the Texas Partnerships, which decreased the aggregate carrying value to $1,828,900. For the year ended December 31, 1996, the net operating results of the Texas Partnerships increased the loss of the Partnership (prior to the impairment loss) by $373,292. See Note 9 for further details on the liquidation of the interests in the Texas Partnerships.

7.   Mortgage Notes Payable

Leawood Manor

The amended and restated mortgage note as of December 31, 1996 and 1995 is payable in the outstanding amount of $7,521,294 and $7,565,629, respectively, by Leawood Manor in monthly installments of $77,850 for principal and interest in arrears, with interest accrued at an annual rate of 11.75%. Interest is payable monthly at the rate of 8% per annum plus 95% of the net cash flows as defined by the mortgage agreement. Under the terms of the agreement, the difference in the interest payments at the contract rate of 11.75% and the reduced payment rates, will accrue interest at the rate of 8%, which will be payable from 95% of net cash flows, if available, or upon maturity of the note. On July 10, 1999 the reduced payment rate is scheduled to increase to 10%. The note matures in July 2006 and is collateralized by the property. The terms of the mortgage note and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject Leawood Manor to a concentration of credit risk.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                  Notes to the Combined Financial Statements (continued)

7.   Mortgage Notes Payable (continued)

Aggregate annual maturities due on the mortgage note during each of the next five years are as follows:

                                       1997            $  49,834
                                       1998               56,015
                                       1999               62,963
                                       2000               70,813
                                       2001               79,552

Texas Partnerships

The Texas Partnerships and RECD, have entered into an Interest Credit and Rental Assistance Agreement that have stated interest rates ranging from 9.5% to 7.25% and provide for an effective interest rate on the notes payable to FmHA of 1 percent, plus all rental income over basic rents as determined by the government (overages) with maturities ranging from 2016 to 2030. All notes are collateralized by the respective properties.

The principal balances of the Texas Partnerships' mortgage notes at December 31, 1996 and 1995 are $3,590,594 and $3,663,235, respectively.

The Partnership believes it is not practical to estimate the fair value of these mortgage notes payable because loans with similar characteristics are not currently available to the Partnership.


8.   Payable to Developer

Under the terms of Leawood Manor's development agreement, the Developer has agreed to advance to the property such funds as may be required to pay certain operating expenses. Any funds so advanced are to be repaid by Leawood Manor only in certain circumstances. The amount payable to the Developer at December 31, 1996 represents the net amount advanced to Leawood Manor under this agreement, the rights to which have been assigned to the general partner of Leawood Manor, who is an affiliate of the Partnership.


9.   Liquidation of Interests in Local Limited Partnerships

As previously reported, the Managing General Partner has transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities. Seagraves Garden, Grandview, Pecan Hill Apartments, Hilltop Apartments and Bent Tree Apartments were transferred prior to March 31, 1997. Negotiations between the Managing General Partner, the lender and prospective buyers have continued through the past quarter resulting in a revised disposition plan. The new plan will transfer title to six of the remaining properties to unaffiliated buyers. If negotiations continue as expected, this transfer will occur during the second or third quarter in calendar 1997. In the meantime, operating deficits continue to be funded from Partnership reserves. The Partnership will retain Gateway Village. The anticipated loss on the transfer has been included in the provision for valuation of investment in Local Limited Partnerships.

For tax purposes, these events will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in nominal recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                  Notes to the Combined Financial Statements (continued)

10.  Federal Income Taxes

            A reconciliation of the net loss reported in the Combined Statements of Operations for the years ended March 31, 1997, 1996 and 1995 to the net loss reported for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                               1997              1996           1995
                                                            -----------      -----------     -------

Net Loss per Statement of Operations                      $  (5,503,780)    $ (5,046,594)    $ (6,661,959)
   Amortization of acquisition fees and
     expenses not deductible for tax
     purposes                                                    92,053          111,170          112,351
   Adjustment for equity in losses of Local
     Limited Partnerships for financial reporting
     purposes under equity in losses for tax purposes           499,384         (266,381)        (322,374)
   Equity in losses of Local Limited Partnerships not
     recognized for financial reporting purposes               (879,005)         (16,868)               -
   Provision for valuation of investment in Local Limited
     Partnerships not deductible for tax purposes                     -                -          599,000
   Operating expenses not deductible in
     current year for tax purposes                              507,615          109,272           61,111
   Operating expenses paid in current year but
     expensed for financial reporting purposes in prior year    (62,752)         (61,111)         (59,505)
   Adjustment to reflect March 31 fiscal year
     end to December 31 tax year end                             40,206          (75,827)         142,154
   Other                                                       (145,350)               -                -
                                                          -------------     ------------     ------------
Net Loss for federal income tax purposes                  $  (5,451,629)    $(5,246,339)$    (6,129,222)
                                                          =============     =========== ===============

The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1997 are as follows:

                                                       Financial              Tax
                                                       Reporting           Reporting
                                                        Purposes           Purposes          Differences
                                                     ---------------     --------------    ----------------

Investments in Local Limited Partnerships           $   19,593,420       $ 21,555,773       $  (1,962,353)
                                                    ==============       ============       =============
Other assets $                                      $   17,038,633       $ 10,445,967       $   6,592,666
                                                    ============        ==============      =============
Liabilities                                         $   14,948,056       $     54,419       $  14,893,637
                                                    ==============       ============       =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes the Partnership combines the financial statements of six Local Limited Partnerships with its financial statements; for tax purposes, these entities are carried on the equity method; (ii) the Partnership has provided a reserve for valuation of approximately $945,000 against four of its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $748,000 of amortization that has been deducted for financial reporting purposes only and (iv) organizational and offering costs of approximately $8,352,000 that have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

               Notes to the Combined Financial Statements (continued)

11.  Supplemental Combining Schedules

                                                      Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Assets
Cash and cash equivalents                   $       216,727      $        71,426    $           -      $    288,153
Marketable securities, at fair value              1,056,590                    -                -         1,056,590
Accounts receivable, net                            440,341               23,778         (440,341)           23,778
Tenant security deposits                                  -               98,963                -            98,963
Investments in Local
   Limited Partnerships, net                     19,945,676                    -         (352,256)       19,593,420
Rental property at cost, net                              -           15,217,196                -        15,217,196
Mortgagee escrow deposits                                 -              106,501                -           106,501
Deferred charges, net                                     -              209,182                -           209,182
Other assets                                         21,778               16,492                -            38,270
                                            ---------------      ---------------    -------------      ------------
     Total Assets                           $    21,681,112      $    15,743,538    $    (792,597)     $ 36,632,053
                                            ===============      ===============    =============      ============

Liabilities and Partners' Equity
Mortgage notes payable                      $             -      $    11,111,888    $           -      $ 11,111,888
Accounts payable to affiliates                      348,946              482,321         (440,341)          390,926
Accounts payable and accrued expenses                69,658              296,418                -           366,076
Interest payable                                          -              507,457                -           507,457
Tenant security deposits payable                          -               89,709                -            89,709
Payable to affiliated Developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities                              418,604           14,969,793         (440,341)       14,948,056

Minority interest in Local Limited
   Partnerships                                           -                    -          421,489           421,489

General, Initial, and Investor
   Limited Partners' Equity                      21,267,760              773,745         (773,745)       21,267,760
Net unrealized losses on
   marketable securities                             (5,252)                   -                -            (5,252)
                                            ---------------      ---------------    -------------      ------------
     Total Partners' Equity                      21,262,508              773,745         (773,745)       21,262,508
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities and Partners' Equity $    21,681,112      $    15,743,538    $    (792,597)     $ 36,632,053
                                            ===============      ===============    =============      ============

(A) As of March 31, 1997. (B) As of December 31, 1996 - See Note 2.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                  Notes to the Combined Financial Statements (continued)

11.  Supplemental Combining Schedules (continued)

                                                 Statements of Operations


                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Revenue:
   Rental                                   $             -      $     1,846,570    $           -      $  1,846,570
   Investment                                        87,759               42,268                -           130,027
   Other                                             70,015               52,617                -           122,632
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  157,774            1,941,455                -         2,099,229
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party             250,509                    -                -           250,509
   General and administrative                       462,680                    -                -           462,680
   Bad debt expense                                 300,835                    -                -           300,835
   Rental operations, exclusive of depreciation           -            1,170,804                -         1,170,804
   Property management fees, related party                -              129,241                -           129,241
   Interest                                               -              987,379                -           987,379
   Provision for valuation of rental property                    -                  791,830            -
791,830
   Depreciation                                           -              746,829                -           746,829
   Amortization                                      92,053               15,731                -           107,784
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                               1,106,077            3,841,814                -         4,947,891
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (948,303)          (1,900,359)               -        (2,848,662)

Equity in losses of Local Limited
   Partnerships                                  (4,555,477)                   -        1,808,207        (2,747,270)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           92,152            92,152
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (5,503,780)     $    (1,900,359)   $   1,900,359      $ (5,503,780)
                                            ===============      ===============    =============      ============

(A) For the year ended March 31, 1997.  (B) For the year ended December 31, 1996
- See Note 2.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

               Notes to the Combined Financial Statements (continued)

11.  Supplemental Combining Schedules (continued)

                                                 Statements of Cash Flows

                                            Boston Financial
                                           Qualified Housing
                                              Tax Credits           Combined                             Combined
                                               L.P. IV (A)         Entities (B)     Eliminations            (A)

Cash flows from operating activities:
Net Loss                                    $    (5,503,780)     $    (1,900,359)   $   1,900,359      $ (5,503,780)
Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
     Equity in losses of Local
       Limited Partnerships                       4,555,477                    -       (1,808,207)        2,747,270
       Cash distribution income included
       in cash distributions from
       Local Limited Partnerships                   (19,584)                   -                -           (19,584)
     Bad debt expense                               300,835                    -                -           300,835
     Provision for valuation of rental property           -              791,830                -           791,830
     Depreciation and amortization                   92,053              762,560                -           854,613
     Loss on sale of marketable securities            1,310                    -                -             1,310
     Minority interest in losses of
       Local Limited Partnerships                         -                    -          (92,152)          (92,152)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities
     Accounts receivable, net                             -               15,868                -            15,868
     Tenant security deposits                             -               11,006                -            11,006
     Mortgagee escrow deposits                            -                6,867                -             6,867
     Other assets                                    (2,615)                (190)               -            (2,805)
     Accounts payable to affiliates                 268,007              147,051         (114,343)          300,715
     Accounts payable and
       accrued expenses                             (31,879)             (11,738)               -           (43,617)
     Interest payable                                     -              289,020                -           289,020
     Tenant security deposits payable                     -                4,004                -             4,004
                                            ---------------      ---------------    -------------      ------------
Net cash provided by (used for)
   operating activities                            (340,176)             115,919         (114,343)         (338,600)
                                            ---------------      ---------------    -------------      ------------

Cash flows from investing activities:
   Return of investment in
     Local Limited Partnership                        3,331                    -                -             3,331
   Purchases of marketable securities              (487,098)                   -                -          (487,098)
   Proceeds from sales and maturities
     of marketable securities                       852,443                    -                -           852,443
   Cash distributions received from
     Local Limited Partnerships                     332,439                    -                -           332,439
   Advances to Local Limited Partnerships          (451,118)                   -          114,343          (336,775)
   Purchase of rental property
      and equipment                                       -             (127,283)               -          (127,283)
                                            ---------------      ---------------    -------------      ------------
Net cash provided by (used for)
     investing activities                           249,997             (127,283)         114,343           237,057
                                            ---------------      ---------------    -------------      ------------

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

11.  Supplemental Combining Schedules (continued)


                                           Statements of Cash Flows (continued)

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)

Cash flows from financing activities:
   Capital contributions received                         -               92,221                -            92,221
   Payment of mortgage principal                          -             (116,976)               -          (116,976)
                                            ---------------      ---------------    -------------      ------------
Net cash used for financing activities                    -              (24,755)                           (24,755)
                                            ---------------      ---------------    -------------      ------------

Net decrease in cash
   and cash equivalents                             (90,179)             (36,119)               -          (126,298)

Cash and cash equivalents, beginning                306,906              107,545                -           414,451
                                            ---------------      ---------------    -------------      ------------

Cash and cash equivalents, ending           $       216,727      $        71,426    $           -      $    288,153
                                            ===============      ===============    =============      ============

(A) For the year ended March 31, 1997.  (B) For the year ended December 31, 1996
- See Note 2.



Boston Financial Qualified Housing Tax Credits L. P. IV
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1997
(continued)

                                COST OF INTEREST

                               AT ACQUISITION DATE
                           -----------------------
                                                                                      NET IMPROVEMENTS
                             NUMBER        TOTAL                                         CAPITALIZED
                               OF         ENCUM-                      BUILDING AND      SUBSEQUENT TO
DESCRIPTION                   UNITS      BRANCES *        LAND        IMPROVEMENTS       ACQUISITION
Low and Moderate
Income Apartment Complexes

Brooks Crossing Apartments        224      $5,546,557      $878,034       $4,468,624          $3,965,351
  Atlanta, GA
Willow Ridge                      134       3,104,568       345,600        4,722,160           (444,082)
  Prescott, AZ
Dorsett Apartments                 58       2,330,297        38,599        2,617,152           3,538,143
  Philadelphia, PA
Hampton Lane Apartments            24         718,754        15,120           25,930             849,554
  Buena Vista, GA
Audubon Apartments                 37       3,161,989             0        1,714,176           3,969,553
  Boston, MA
Sencit Towne House                201       7,338,591       371,854        9,716,234             608,147
  Shillington, PA
Allentown Towne House             160       6,643,518       236,460        7,917,331             292,765
  Allentown, PA
Prince Street Housing             201       8,105,645       371,734        9,788,527             525,572
  Lancaster, PA
Hilltop Apartments (A)              0               0         8,683          389,661           (398,344)
  Rhome, TX
Royal Crest Apartments (B)         48         686,283        13,985          906,750             (3,554)
  Bowie, TX
Pine Manor Apart.** (C)            36         575,167        19,991                0             705,899
  Jacksonboro, TX
Bryson Place (A)                    0               0         1,200                0             (1,200)
  Bryson, TX
Leawood Manor**                   254       7,521,294       971,742       12,044,206           3,212,899
  Kansas City, KS
Pinewood Terrace I** (C)           84       1,043,248         6,897        1,400,102              63,326
  Rusk, TX
Valley View Apts** (C)             24         366,778         4,835          466,237              23,273
  Valley View, TX
Grandview Apartments (A)            0               0         8,660                0             (8,660)
  Grandview, TX
Bent Tree Apts (A)                  0               0        14,533                0            (14,533)
  Jacksonboro, TX
Bentley Court                     272       6,960,496             0                0          13,347,865
  Columbia, SC
Nocona Terrace (B)                 36         546,756         7,050          741,550              15,204
  Nocona, TX
Justin Place** (C)                 24         334,416         5,485                0             464,463
  Justin, TX
Orocovix IV                        40       1,648,381        60,000        1,175,705             881,939
  Orocovix, PR
Carolina Woods                     48       1,163,956       121,710        2,160,614               5,108
  Greensboro, NC
Mayfair Mansions                  569      21,481,995     2,080,022       27,784,358             237,978
  Washington, DC

                               COST OF INTEREST
                               AT ACQUISITION DATE
                          -------------------------
                                                                                      NET IMPROVEMENTS
                             NUMBER        TOTAL                                         CAPITALIZED
                               OF         ENCUM-                      BUILDING AND      SUBSEQUENT TO
DESCRIPTION                   UNITS      BRANCES *        LAND        IMPROVEMENTS       ACQUISITION
Low and Moderate
Income Apartment Complexes

Oakview Square                    192       6,075,155       530,411        7,353,548           3,854,341
  Chesterfield, MI
Whitehills                         24         755,846        40,200          934,444               1,731
  Howell, MI
Gobles Apts.                       24         740,261        12,500          939,518               1,401
  Gobles, MI
Brown Kaplan                       60       7,687,075             0        7,096,932           1,974,211
  Boston, MA
Green Tree                         24         659,724        21,120          788,935               1,798
  Greenville, GA
Milan Apartments                   32       1,019,473        50,500        1,254,727              21,426
  Milan, MI
Findlay                            49       1,709,250        19,533        3,165,904             565,969
  Cincinnati, OH
Seagraves (A)                       0               0        20,000          634,518           (654,518)
  Seagraves, TX
Lakeside                          308       6,333,106       400,000        9,416,579           1,061,996
  Chicago, IL
Lincoln Green                      30       1,246,052       156,725        1,924,700              84,888
  Old Town, ME
West Pine                          38       1,680,626        74,800          944,818           1,086,747
  Allegheny County, PA
BK Apartments                      48         920,000        30,000          983,020             248,407
  Jamestown, ND
46th & Vincennes                   28       1,314,127        16,200        1,901,527              75,871
  Chicago, IL
Gateway**                          50       1,133,081       119,110        1,355,075              24,251
  Azle, TX

                            -----------------------------------------------------------------------------

SUBTOTAL                        3,381     110,552,465     7,073,293      126,733,562          40,185,185
LESS:  Combined Entities **       472      10,973,984     1,128,060       15,265,620           4,494,111
                            -----------------------------------------------------------------------------

TOTAL                           2,909     $99,578,481    $5,945,233     $111,467,942         $35,691,074
                            =============================================================================

(1) The aggregate cost for Federal Income Tax purposes is approximately $ 173,992,000.

(A) During the year ended March 31, 1997, the Partnership has transferred all of the assets of five of the Texas
Partnerships subject to their liabilities to unaffiliated entities.

(B) Balances at December 31, 1995 are restated to reflect that the properties previously stated as having been transferred at March 31, 1996 were transferred during the year ended March 31, 1997 and were accounted for on the equity method of accounting at March 31, 1996.

                          * Mortgage   notes   payable    generally    represent
                            non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.




                            GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                          -------------------------------------------------------
                                                                                         LIFE ON WHICH
                                                                                          DEPRECIATION
                                    BUILDING AND                  ACCUMULATED     DATE     IS COMPUTED      DATE
DESCRIPTION                 LAND    IMPROVEMENTS     TOTAL        DEPRECIATION    BUILT      (YEARS)      ACQUIRED
-----------                 ----    ------------     -----        ------------    -----      -------      --------
Low and Moderate
Income Apartment Complexes

Brooks Crossing            $878,034   $8,433,975     $9,312,009       $2,172,079    1990     various       06/30/89
Apartments
  Atlanta, GA
Willow Ridge                345,600    4,278,078      4,623,678          837,465    1989     various        8/28/89
  Prescott, AZ
Dorsett Apartments           42,112    6,151,782      6,193,894          946,843    1990     various       10/20/89
  Philadelphia, PA
Hampton Lane Apartments      33,397      857,207        890,604          231,662    1990     various       12/20/89
  Buena Vista, GA
Audubon Apartments                0    5,683,729      5,683,729        1,010,429    1990     various       12/22/89
  Boston, MA
Sencit Towne House          371,854   10,324,381     10,696,235        2,226,013    1989     various       12/26/89
  Shillington, PA
Allentown Towne House       236,460    8,210,096      8,446,556        1,605,677    1989     various       12/26/89
  Allentown, PA
Prince Street Housing       371,734   10,314,099     10,685,833        2,085,852    1989     various       12/26/89
  Lancaster, PA
Hilltop Apartments (A)            0            0              0                0    1989       N/A         12/27/89
  Rhome, TX
Royal Crest Apartments(B)    13,985      903,196        917,181          143,516    1989     various       12/27/89
  Bowie, TX
Pine Manor Apart.** (C)      19,991      241,254        261,245          114,245    1989     various       12/27/89
  Jacksonboro, TX
Bryson Place (A)                  0            0              0                0    1990       N/A         12/28/89
  Bryson, TX
Leawood Manor**           1,004,353   15,224,494     16,228,847        4,162,528    1989     various       12/29/89
  Kansas City, KS
Pinewood Terrace I** (C)     14,147    1,422,466      1,436,613          251,613    1989     various       12/27/89
  Rusk, TX
Valley View Apts** (C)        4,835      322,598        327,433           90,633    1989     various       12/27/89
  Valley View, TX
Grandview Apartments (A)          0            0              0                0    1990       N/A         12/27/89
  Grandview, TX
Bent Tree Apts (A)                0            0              0                0    1989       N/A         12/27/89
  Jacksonboro, TX
Bentley Court             1,679,225   11,668,640     13,347,865        3,344,166    1990     various       12/26/89
  Columbia, SC
Nocona Terrace (B)            7,050      756,754        763,804          121,399    1989     various       12/27/89
  Nocona, TX
Justin Place** (C)            5,485      337,902        343,387           83,286    1990     various       12/27/89
  Justin, TX
Orocovix IV                  60,000    2,057,644      2,117,644          393,670    1990     various       12/30/89
  Orocovix, PR
Carolina Woods              121,710    2,165,722      2,287,432          420,371    1990     various       01/31/90
  Greensboro, NC
Mayfair Mansions          2,080,022   28,022,336     30,102,358        8,617,998    1990     various        3/21/90
  Washington, DC


                            GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                          -------------------------------------------------------
                                                                                          LIFE ON WHICH
                                                                                          DEPRECIATION
                                    BUILDING AND                  ACCUMULATED     DATE     IS COMPUTED      DATE
DESCRIPTION                 LAND    IMPROVEMENTS     TOTAL        DEPRECIATION    BUILT      (YEARS)      ACQUIRED
-----------                 ----    ------------     -----        ------------    -----      -------      --------
Low and Moderate
Income Apartment Complexes

Oakview Square              530,411   11,207,889     11,738,300        1,623,815    1991     various        3/22/89
  Chesterfield, MI
Whitehills                  121,848      854,527        976,375          282,675    1990     various        4/21/90
  Howell, MI
Gobles Apts.                 51,736      901,683        953,419          267,331    1990     various        4/29/90
  Gobles, MI
Brown Kaplan                104,800    8,966,343      9,071,143        1,696,696    1991     various         7/1/90
  Boston, MA
Green Tree                   21,120      790,733        811,853          203,225    1990     various         7/6/90
  Greenville, GA
Milan Apartments            151,030    1,175,623      1,326,653          358,534    1990     various        8/20/90
  Milan, MI
Findlay                      19,533    3,731,873      3,751,406          427,987    1990     various        8/15/90
  Cincinnati, OH
Seagraves (A)                     0            0              0                0    1990       N/A         11/28/90
  Seagraves, TX
Lakeside                    400,000   10,478,575     10,878,575        2,630,431    1991     various        5/17/90
  Chicago, IL
Lincoln Green               160,874    2,005,439      2,166,313          446,879    1989     various        3/21/90
  Old Town, ME
West Pine                    74,800    2,031,565      2,106,365          353,970    1991     various       12/31/90
  Allegheny County, PA
BK Apartments                34,151    1,227,276      1,261,427          217,256    1991     various        12/1/90
  Jamestown, ND
46th & Vincennes             16,200    1,977,398      1,993,598          469,538    1990     various        3/29/91
  Chicago, IL
Gateway**                   140,636    1,357,800      1,498,436          176,458    1991     various        6/24/91
  Azle, TX

                          -------------------------------------------------------

SUBTOTAL                  9,117,133  164,083,077    173,200,210       38,014,240
LESS:  Combined Entities  1,189,447   18,906,514     20,095,961        4,878,763
**
                          -------------------------------------------------------

TOTAL                     $7,927,686$145,176,563   $153,104,249      $33,135,477
                          =======================================================












Summary of property owned and accumulated depreciation:

Property Owned  December 31, 1996                                 Accumulated Depreciation  December 31, 1996
--------------------------------------------------------------    ----------------------------------------------
Balance at beginning of period                   $153,974,533     Balance at beginning of period
  Additions during period:                                          before Combined Entities        $28,735,999
     Acquisitions through                  $0                       Additions during period:
foreclosure
     Other                             62,414                          Eliminations - 1995            4,131,931
acquisitions                                                      Combined Entities
     Improvements                   1,770,452                          Eliminations - Combined      (4,878,763)
etc.                                                              Entities**
                                  ------------
                                                    1,832,866          Properties disposed of         (386,880)
                                       (A)
  Deductions during period:                                            Depreciation                   5,533,190
                                                                                                 ===============
     Cost of real estate sold         (4,622)                     Balance at close of period        $33,135,477
                                                                                                 ===============
     Write down of building resulting from
       a non-temporary decline      (791,830)
in
value (C)
     Eliminations -1995 Combined   20,760,503
Entities
     Eliminations - Combined      (20,095,959)
Entities**
     Disposals from transferred   (2,571,242)
Properties  (A)
                                  ------------
                                                  (2,703,150)
                                              ----------------
Balance at close of period                       $153,104,249
                                              ================

                                                                  Accumulated Depreciation  December 31, 1995
                                                                  ----------------------------------------------
                                                                  Balance at beginning of period
                                                                    before Combined Entities        $23,272,301
Property Owned  December 31, 1995                                   Additions during period:
--------------------------------------------------------------
Balance at beginning of period                   $149,462,145          Eliminations - 1994            3,872,447
                                                                  Combined Entities
  Additions during period:                                             Eliminations - Combined      (4,131,931)
                                    Entities
     Acquisitions through                  $0                          Depreciation                   5,723,182
foreclosure
     Other                             88,018                          Properties disposed of                 0
acquisitions                                                      (B)
                                                                                                 ---------------
     Improvements                     308,211                     Balance at close of period        $28,735,999
etc.
                                  ------------                                                   ===============
                                                      396,229
  Deductions during period:
     Cost of real estate sold           (544)
     Eliminations -1994 Combined   24,877,206
Entities
     Eliminations - Combined      (20,760,503)
Entities
     Disposals from transferred             0
Properties (B)
                                  ------------
                                                    4,116,159
                                              ----------------
Balance at close of period                       $153,974,533
                                              ================
Property Owned  December 31, 1994                                 Accumulated Depreciation  December 31, 1994
--------------------------------------------------------------    ----------------------------------------------
Balance at beginning of period                   $150,462,969     Balance at beginning of period
  Additions during period:                                          before Combined Entities        $18,594,712
     Acquisitions through                  $0                       Additions during period:
foreclosure
     Other                            190,609                          Eliminations - 1993            3,018,949
acquisitions                                                      Combined Entities
     Improvements                     261,940                          Eliminations - Combined      (3,872,447)
etc.                                                              Entities
                                  ------------
                                                      452,549          Depreciation                   5,531,087
                                                                                                 ---------------
  Deductions during period:                                       Balance at close of period        $23,272,301
                                                                                                 ===============
     Cost of real estate and      (1,323,828)
equipment sold
     Eliminations - 1993           24,747,661
Combined Entities
     Eliminations - Combined      (24,877,206)
Entities
                                  ------------
                                                  (1,453,373)
                                              ----------------
Balance at close of period                       $149,462,145
                                              ================


[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.

           INDEPENDENT AUDITORS REPORT

January 22, 1997


Gobles Limited Dividend Housing Association
Limited Partnership


We have audited the accompanying balance sheet of Gobles Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and performthe audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Gobles Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.

           INDEPENDENT AUDITORS REPORT

January 11, 1996


To the Partners of
Gobles Limited Dividend Housing Association
Limited Partnership


We have audited the accompanying balance sheet of Gobles Limited Dividend Housing Association Limited Partnership, as of December31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and performthe audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position ofGobles Limited Dividend Housing Association Limited Partnership, as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Kirschner Hutton Perlin, P.C.

[Letterhead]
FLOYD & COMPANY

306 Commercial Drive, Suite 202              Post Office Box 14251
Savannah, Georgia 31406                          Savannah, Georgia
Phone: (912) 355-9969

           INDEPENDENT AUDITORS REPORT


To the General Partners of
Greentree Village Limited Partnership


We have audited the accompanying balance sheets of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed an opinion dated March 16, 1996.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS IV
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1997
            Reports of Independent Auditors

[Letterhead]

[LOGO]
Haran & Associates
           INDEPENDENT AUDITORS REPORT


To the Partners                           HUD Field Office Director
46th & VINCENNES LIMITED PARTNERSHIP                    Chicago, Illinois
Chicago, Illinois


We have audited the accompanying balance sheet of 46th & VINCENNES LIMITED PARTNERSHIP, Project No. 071-35594, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 46th & VINCENNES LIMITED PARTNERSHIP, as of December 31, 1996, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of 46th & VINCENNES LIMITED PARTNERSHIP's internal control structure and reports dated January 21, 1997 on its compliance with specific requirements applicable to Major HUD Programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to Nonmajor HUD Programs.

The accompanying supplementary information (shown on pages 15 to 19) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Haran & Associates Ltd.
Haran & Associates LTD
Certified Public Avccountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner: James E. Haran

January 21, 1997

[Letterhead]

[LOGO]
Haran & Associates
           INDEPENDENT AUDITORS REPORT


To the Partners                           HUD Field Office Director
46th & VINCENNES LIMITED PARTNERSHIP                    Chicago, Illinois
Chicago, Illinois


We have audited the accompanying balance sheet of 46th & VINCENNES LIMITED PARTNERSHIP, Project No. 071-35594, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in the notes to the financial statements, the Partnership has expensed construction period interest and real estate taxes associated with the building. In our opinion, construction period interest and taxes should be capitalized and depreciated over the life of the building to conform to generally accepted accounting principles. The effects on the financial statements of the preceding practices are not reasonably determinable.

In our opinion, except for the effects of the matters discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of 46th & VINCENNES LIMITED PARTNERSHIP, as of December 31, 1995, and its profit and loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of 46th & VINCENNES LIMITED PARTNERSHIP's internal control structure and reports dated January 26, 1996 on its compliance with specific requirements applicable to Major HUD Programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to Nonmajor HUD Programs.


[LETTERHEAD]
[LOGO]
Haran & Associates
           INDEPENDENT AUDITORS REPORT (CONTINUED)

The accompanying supplementary information (shown on pages 16 to 20) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Haran & Associates Ltd.
Haran & Associates LTD
January 26, 1996

[Letterhead]

[LOGO]
Haran & Associates
           INDEPENDENT AUDITORS REPORT


To the Partners                           HUD Field Office Director
46th & VINCENNES LIMITED PARTNERSHIP                    Chicago, Illinois
Chicago, Illinois


We have audited the accompanying balance sheet of 46th & VINCENNES LIMITED PARTNERSHIP, Project No. 071-35594, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in the notes to the financial statements, the Partnership has expensed construction period interest and real estate taxes associated with the building. In our opinion, construction period interest and taxes should be capitalized and depreciated over the life of the building to conform to generally accepted accounting principles. In addition, the Project recognized depreciation for the building over a shorter useful life than would be allowable under generally accepted accounting principles. The effects on the financial statements of the preceding practices are not reasonably determinable.

In our opinion, except for the effects of the matters discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of 46th & VINCENNES LIMITED PARTNERSHIP, as of December 31, 1994, and its profit and loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles. The supporting data included in this report (shown on pages 15 to 19) has been subjected to the same auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Haran & Associates Ltd.
Haran & Associates LTD
January 26, 1996

[Letterhead]

[LOGO]
Ziner & Company, P.C.
           INDEPENDENT AUDITORS REPORT


To the Partners of
Audobon Group Limited Partnership


We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Audobon Group Limited Partnership (a Massachusetts limited partnership)(Project No. 89-008-R) as of December 31, 1996, and the related statements changes in partners' equity (deficiency) (MHFA Forms F.C.-3C), operations (MHFA Forms F.C.-2A), cash flows (MHFA Forms F.C.-4A & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audobon Group Limited Partnership, as of December 31, 1996, and the results of its operations, its changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note F to the financial statements, the Partnership's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Ziner & Company, P.C.

February 22, 1997

[Letterhead]

[LOGO]
Ziner & Company, P.C.
           INDEPENDENT AUDITORS REPORT


To the Partners of
Audobon Group Limited Partnership


We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Audobon Group Limited Partnership (a Massachusetts limited partnership)(Project No. 89-008-R) as of December 31, 1995, and the related statements changes in partners' equity (deficiency) (MHFA Forms F.C.-3C), operations (MHFA Forms F.C.-2A), cash flows (MHFA Forms F.C.-4A & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audobon Group Limited Partnership, as of December 31, 1995, and the results of its operations, its changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Ziner & Company, P.C.

January 26, 1996

[Letterhead]

[LOGO]
Ziner & Company, P.C.
           INDEPENDENT AUDITORS REPORT


To the Partners of
Audobon Group Limited Partnership


We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Audobon Group Limited Partnership (a Massachusetts limited partnership)(Project No. 89-008-R) as of December 31, 1994, and the related statements changes in partners' equity (deficiency) (MHFA Forms F.C.-3C), operations (MHFA Forms F.C.-2A), cash flows (MHFA Forms F.C.-4A & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audobon Group Limited Partnership, as of December 31, 1994, and the results of its operations, its changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Ziner & Company, P.C.

January 18, 1995

[Letterhead]

[LOGO]
Habif, Arogeti & Wynne, P.C.
           INDEPENDENT AUDITORS REPORT

To the Partners
Bentley Court II, Limited Partnership

We have audited the accompanying balance sheet of Bentley Court II, Limited Partnership (a South Carolina Limited Partnership), FHA Project No. 054-36622, as of December 31, 1995, and the related statements of changes in partners' equity, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bentley Court II, Limited Partnership as of December 31, 1995, and its changes in partners' equity, the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1996 on our consideration of Bentley Court II, Limited Partnership's internal control structure and a report dated January 29, 1996 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report (shown on pages 12 - 16) is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations and is in default under its mortgage agreement, which raises substantial doubt about its ability to continue as a going concern.

/s/ Habif, Arogeti & Wynne, P.C.


January 29, 1996

[Letterhead]

[LOGO]
Habif, Arogeti & Wynne, P.C.
           INDEPENDENT AUDITORS REPORT

To the Partners
Bentley Court II, Limited Partnership

We have audited the accompanying balance sheet of Bentley Court II, Limited Partnership (a South Carolina Limited Partnership), FHA Project No. 054-36622, as of December 31, 1994, and the related statements of changes in partners' equity, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bentley Court II, Limited Partnership as of December 31, 1994, and its changes in partners' equity, the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1996 on our consideration of Bentley Court II, Limited Partnership's internal control structure and a report dated January 29, 1996 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report (shown on pages 12 - 16) is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has suffered recurring losses from operations and is in default under its mortgage agreement, which raises substantial doubt about its ability to continue as a going concern.

/s/ Habif, Arogeti & Wynne, P.C.


January 25, 1995

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

           INDEPENDENT AUDITORS REPORT

The Partners
B-K Apartments Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of B-K Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-K Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership has suffered recurring vacancies and cash deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota

February 18, 1997

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

           INDEPENDENT AUDITORS REPORT

The Partners
B-K Apartments Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of B-K Apartments Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-K Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership has suffered recurring vacancies and cash deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota

January 22, 1996

[Letterhead]

[LOGO]
Mueller, Walla & Albertson, P.C.

           INDEPENDENT AUDITORS REPORT

The Partners,
Brookscrossing Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheets of Brookscrossing Apartments, L.P. (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookscrossing Apartments, L.P. as of December 31, 1996, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Mueller, Walla & Albertson, P.C.
Certified Public Accountants

February 11, 1997

[Letterhead]

[LOGO]
Mueller, Walla & Albertson, P.C.

           INDEPENDENT AUDITORS REPORT

The Partners,
Brookscrossing Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheets of Brookscrossing Apartments, L.P. (a limited partnership), as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookscrossing Apartments, L.P. as of December 31, 1994, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mueller,Walla & Albertson, P.C.


February 7, 1995

[Letterhead]

[LOGO]
Mueller, Walla & Albertson, P.C.

           INDEPENDENT AUDITORS REPORT

The Partners,
Brookscrossing Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheets of Brookscrossing Apartments, L.P. (a limited partnership), as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookscrossing Apartments, L.P. as of December 31, 1995, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mueller, Walla & Albertson, P.C.


February 7, 1996

[Letterhead]

[LOGO]
Ziner & Company, P.C.
           INDEPENDENT AUDITORS REPORT


To the Partners of
Brown-Kaplan Limited Partnership


We have audited the accompanying balance sheet of Brown-Kaplan Limited Partnership (a Massachusetts limited partnership) (MHFA Project No. 88-002) as of December 31, 1996, and the related statements changes in partners' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Brown-Kaplan Limited Partnership as of December 31, 1996, and the changes in partners' equity, the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Ziner & Company, P.C.

February 7, 1997

[Letterhead]

[LOGO]
Ziner & Company, P.C.
           INDEPENDENT AUDITORS REPORT


To the Partners of
Brown-Kaplan Limited Partnership


We have audited the accompanying balance sheet of Brown-Kaplan Limited Partnership (a Massachusetts limited partnership) (MHFA Project No. 88-002) as of December 31, 1994, and the related statements changes in partners' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Brown-Kaplan Limited Partnership, as of December 31, 1994, and the changes in partners' equity, the results in its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Ziner & Company, P.C.

February 17, 1995

[Letterhead]

[LOGO]
Ziner & Company, P.C.
           INDEPENDENT AUDITORS REPORT


To the Partners of
Brown-Kaplan Limited Partnership


We have audited the accompanying balance sheet of Brown-Kaplan Limited Partnership (a Massachusetts limited partnership) (MHFA Project No. 88-002) as of December 31, 1995, and the related statements changes in partners' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Brown-Kaplan Limited Partnership, as of December 31, 1995, and the changes in partners' equity, the results in its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Ziner & Company, P.C.

January 20, 1996

[Letterhead]

[LOGO]
David G. Pelliccione, C.P.A., P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners
Buena Vista Limited Partnership


We  have  audited  the  accompanying   balance  sheet  of  BUENA  VISTA  LIMITED
PARTNERSHIP (A Limited Partnership), as of December 31, 1996 and 1995, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BUENA VISTA LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results in its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ David G. Pelliccione
Savannah, Georgia

February 25, 1997

[Letterhead]

[LOGO]
David G. Pelliccione, C.P.A., P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners
Buena Vista Limited Partnership


We  have  audited  the  accompanying   balance  sheet  of  BUENA  VISTA  LIMITED
PARTNERSHIP (A Limited Partnership), as of December 31, 1995 and 1994, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BUENA VISTA LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results in its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ David G. Pelliccione
Savannah, Georgia

March 1, 1996

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners
Carolina Woods Associates, Limited Partnership
Wilmington, Delaware

We have audited the accompanying balance sheet of Carolina Woods Associates, Limited Partnership, as of December 31, 1996 and December 31, 1995, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Woods Associates, Limited Partnership, as of December 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 11) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Carolina Woods Associates, Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Halbert, Katz & Co., P.C.

January 30, 1997

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners
Carolina Woods Associates, Limited Partnership
Wilmington, Delaware

We have audited the accompanying balance sheet of Carolina Woods Associates, Limited Partnership, as of December 31, 1995 and December 31, 1994, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Woods Associates, Limited Partnership, as of December 31, 1995 and December 31, 1994, and the results of its operations, changes in partners' capital (capital deficiency), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996 on our consideration of Carolina Woods Associates, Limited Partnership's internal control structure.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 12) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Carolina Woods Associates, Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Halbert, Katz & Co., P.C.

January 30, 1996

[Letterhead]

[LOGO]
Fishbein & Company, P.C.
{Letterhead}
           INDEPENDENT AUDITORS REPORT
January 31, 1997

Partners
Dorsett Limited Partnership

We have audited the accompanying balance sheets of DORSETT LIMITED PARTNERSHIP as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorsett Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 9 and 10) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership . Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Fishbein & Company P.C.

[Letterhead]

[LOGO]
FEGLEY & ASSOCIATES

           INDEPENDENT AUDITORS REPORT


To the Partners
Dorsett Limited Partnership

We have audited the accompanying balance sheets of Dorsett Limited Partnership, as of December 31, 1995 and 1994, and the related statements operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorsett Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Fegley & Associates
February 2, 1996

[Letterhead]

[LOGO]
MISCHLER, NURRE, WAITE

           INDEPENDENT AUDITORS REPORT


To the Partners of
Findlay Market Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Findlay Market Limited Partnership, as of December 31, 1995, and the related statements of revenue and expenses, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Findlay Market Limited Partnership, as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report shown on pages 13-14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Findlay Market Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ MISCHLER, NURRE, WAITE, Ltd.
MISCHLER, NURRE, WAITE, Certified Public Accountants
Cincinnati, Ohio
February 23, 1996

[Letterhead]

[LOGO]
MISCHLER, NURRE, WAITE

           INDEPENDENT AUDITORS REPORT


To the Partners of
Findlay Market Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Findlay Market Limited Partnership, as of December 31, 1994, and the related statements of revenue and expenses, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Findlay Market Limited Partnership, as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report shown on pages 13-14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Findlay Market Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ MISCHLER, NURRE, WAITE, Ltd.
MISCHLER, NURRE, WAITE, Certified Public Accountants
Cincinnati, Ohio
February 23, 1995

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.

           INDEPENDENT AUDITORS REPORT

January 22, 1997


Gobles Limited Dividend Housing Association
Limited Partnership


We have audited the accompanying balance sheet of Gobles Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gobles Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.

           INDEPENDENT AUDITORS REPORT

January 11, 1996


To the Partners of
Gobles Limited Dividend Housing Association
Limited Partnership


We have audited the accompanying balance sheet of Gobles Limited Dividend Housing Association Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gobles Limited Dividend Housing Association Limited Partnership, as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Kirschner Hutton Perlin, P.C.

[Letterhead]
FLOYD & COMPANY

306 Commercial Drive, Suite 202              Post Office Box 14251
Savannah, Georgia 31406                          Savannah, Georgia
Phone: (912) 355-9969

           INDEPENDENT AUDITORS REPORT


To the General Partners of
Greentree Village Limited Partnership


We have audited the accompanying balance sheets of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed an opinion dated March 16, 1996.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion market "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Floyd & Company, C.P.A.
/s/R. Doug Floyd

February 28, 1997

[Letterhead]

[LOGO]
David C. Moja, C.P.A., P.C.

           INDEPENDENT AUDITORS REPORT


To the General Partners of
Greentree Village Limited Partnership


We have audited the accompanying balance sheets of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion market "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/David C. Moja. C.P.A., P.C.
David C. Moja. C.P.A., P.C
March 11, 1996
Savannah, Georgia

[Letterhead]

[LOGO]
VACEK, LANGE, & WESTERFIELD, P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners of
Lakeside Square Limited Partnership


We have audited the accompanying balance sheets of Lakeside Square Limited Partnership, a limited partnership, (HUD Project No. IL06-E000-093), as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Managing general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Square Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 22 and January 24, 1997 on our consideration of Lakeside Square Limited Partnership's (the "Partnership") internal control structure and the Partnership's compliance with laws and regulations, respectively.

The supplementary data included in the report (shown on pages 13 to 20) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Lakeside Square Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects, in relation to the financial statements taken as a whole.

/s/ VACEK, LANGE, & WESTERFIELD, P.C.
Houston, Texas
January 22, 1997

[Letterhead]

[LOGO]
VACEK, LANGE, & WESTERFIELD, P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners of
Lakeside Square Limited Partnership


We have audited the accompanying balance sheets of Lakeside Square Limited Partnership, a limited partnership (HUD Project No. IL06-E000-093), as of December 31, 1995, and the related statements of profit and loss, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Square Limited Partnership, as of December 31, 1995, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 26, 1996 on our consideration of Lakeside Square Limited
Partnership's (the "Partnership") internal control structure and the Partnership's compliance with laws and regulations.

The supplementary data included in the report (shown on pages 13 to 20) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Lakeside Square Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ VACEK, LANGE, & WESTERFIELD, P.C.
Houston, Texas
January 26, 1996

[Letterhead]

[LOGO]
VACEK, LANGE, & WESTERFIELD, P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners of
Lakeside Square Limited Partnership


We have audited the accompanying balance sheets of Lakeside Square Limited Partnership, a limited partnership (HUD Project No. IL06-E000-093), as of December 31, 1994, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's managing general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Square Limited Partnership, as of December 31, 1994, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary data included in the report (shown on pages 13 to 19) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Lakeside Square Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ VACEK, LANGE, & WESTERFIELD, P.C.
Houston, Texas
January 25, 1995

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

           INDEPENDENT AUDITORS REPORT


To the Partners
Leawood Associates, L.P.


We have audited the accompanying balance sheets of Leawood Associates, L.P., as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leawood Associates, L.P., as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 25, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

           INDEPENDENT AUDITORS REPORT


To the Partners
Leawood Associates, L.P.


We have audited the accompanying balance sheets of Leawood Associates, L.P., as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Leawood Associates, L.P. as of and for the year ended December 31, 1994 were audited by other auditors whose report thereon dated February 1, 1995m expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leawood Associates, L.P., as of December 31, 1995, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 29, 1996

[Letterhead]

[LOGO]
Coopers & Lybrand L.L.P.

           INDEPENDENT AUDITORS REPORT


To the Partners of
Leawood Associates, L.P.
(a Limited Partnership):


We have audited the accompanying balance sheets of Leawood Associates, L.P. (a Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leawood Associates, L.P. (a Limited Partnership), as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.
Boston, Massachusetts
February 1, 1995

[Letterhead]

[LOGO]
OUELLETTE, LABONTE, ROBERGE & ALLEN, P.A.

           INDEPENDENT AUDITORS REPORT


The Partners
Lincoln Green Associates
Limited Partnership


We have audited the accompanying balance sheets of Lincoln Green Associates Limited Partnership, a limited partnership (HUD Project No. IL06-E000-093), as of December 31, 1996 and 1995, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Green Associates Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the Schedules 1 through 2 is presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ OUELLETTE, LABONTE, ROBERGE & ALLEN

February 4, 1997
Lewiston, Maine

[Letterhead]

[LOGO]
OUELLETTE, LABONTE, ROBERGE & ALLEN, P.A.

           INDEPENDENT AUDITORS REPORT


The Partners
Lincoln Green Associates
Limited Partnership


We have audited the accompanying balance sheets of Lincoln Green Associates Limited Partnership, a limited partnership (HUD Project No. IL06-E000-093), as of December 31, 1995 and 1994, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Green Associates Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the Schedules 1 through 3 is presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ OUELLETTE, LABONTE, ROBERGE & ALLEN

February 6, 1996
Lewiston, Maine

[Letterhead]

[LOGO]
Ernst & Young LLP                 Suite 500                 Phone 202-775-1880
                                1150 18th Street, N.W.        Fax 202-833-2019
                                Washington D. C. 20036

           INDEPENDENT AUDITORS REPORT


To the Partners
Kenilworth Associates Ltd.


We have audited the accompanying balance sheet of Kenilworth Associates Ltd., a Limited Partnership, (the "Partnership"), as of December 31, 1996, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Associates Ltd., a Limited Partnership, as of December 31, 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

January 31, 1997

[Letterhead]

[LOGO]
Kenneth Leventhal & Company

           INDEPENDENT AUDITORS REPORT


To the Partners
Kenilworth Associates Ltd.
Washington, D.C.


We have audited the accompanying balance sheet of Kenilworth Associates Ltd., a Limited Partnership, (the "Partnership") as of December 31, 1995, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Associates Ltd. a Limited Partnership, as of December 31, 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

January 26, 1996

[Letterhead]

[LOGO]
Kenneth Leventhal & Company

           INDEPENDENT AUDITORS REPORT


To the Partners                                      HUD Field Office Director
Kenilworth Associates Ltd.                           HUD Building, Room 3158
Washington, D.C.                                     451 7th Street Southwest
                           Washington, D.C. 20410-5500


We have audited the accompanying balance sheets of Kenilworth Associates Ltd. A Limited Partnership, FHA Project No. 000-44160/000-35349 as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Associates Ltd. A Limited Partnership, FHA Project No. 000-44160/000-35349, as of December 31, 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Kenilworth Associates Ltd.
FHA Project No. 000-44160/000-35349
Page Two

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report, as referred to in the Table of Contents, is presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, unless otherwise notes, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Kenneth Leventhal & Company

Washington, D.C.
January 30, 1995

[Letterhead]

[LOGO]
KIRSCHNER HUTTON PERLIN, P.C.

           INDEPENDENT AUDITORS REPORT
January 14, 1997

Partners
Milan Apartments Company Limited Partnership

We have audited the accompanying balance sheet of Milan Apartments Company Limited Partnership, RECD Project No. 26-58-382867000, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milan Apartments Company Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1997, on our consideration of Milan Apartments Company Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated January 14, 1997, on its compliance with laws and regulations.


/s/ Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
KIRSCHNER HUTTON PERLIN, P.C.

           INDEPENDENT AUDITORS REPORT
January 23, 1996

Partners
Milan Apartments Company Limited Partnership

We have audited the accompanying balance sheet of Milan Apartments Company Limited Partnership, RECD Project No. 26-58-382867000, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milan Apartments Company Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1996, on our consideration of Milan Apartments Company Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated January 23, 1996, on its compliance with laws and regulations.


/s/ Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
JOHN J. LEHOTAN C.P.A.


To The Partners of Oakview Square
Limited Partnership
Detroit, Michigan


           INDEPENDENT AUDITORS REPORT


I have audited the accompanying balance sheet of Oakview Square Limited Partnership, a Michigan limited partnership, as of December 31, 1996, and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Oakview Square Limited Partnership as of December 31, 1996 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/John J. Lehotan
Certified Public Accountants
February 6, 1997

[Letterhead]

[LOGO]
JOHN J. LEHOTAN C.P.A.


To The Partners of Oakview Square
Limited Partnership
Detroit, Michigan


           INDEPENDENT AUDITORS REPORT


I have audited the accompanying balance sheet of Oakview Square Limited Partnership, a Michigan limited partnership, as of December 31, 1995, and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Oakview Square Limited Partnership as of December 31, 1995 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/John J. Lehotan
Certified Public Accountants
February 14, 1996

[Letterhead]

[LOGO]
JOHN J. LEHOTAN C.P.A.


To The Partners of Oakview Square
Limited Partnership
Detroit, Michigan


           INDEPENDENT AUDITORS REPORT


I have audited the accompanying balance sheet of Oakview Square Limited Partnership, a Michigan limited partnership, as of December 31, 1994, and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Oakview Square Limited Partnership as of December 31, 1994 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/John J. Lehotan
Certified Public Accountants
February 22, 1995

[Letterhead]

[LOGO]
HORWATH VELEZ SEMPRIT NIEVES & CO.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Orocovix Limited Dividend Partnership, S.E.
San Juan, Puerto Rico




We have audited the accompanying balance sheets of Orocovix Limited Dividend Partnership, S.E. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our auditS in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orocovix Limited Dividend Partnership, S.E. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/HORWATH VELEZ SEMPRIT NIEVES & CO.

February 4, 1997

[Letterhead]

[LOGO]
HORWATH VELEZ SEMPRIT NIEVES & CO.


Partners
Orocovix Limited Dividend Partnership, S.E.
San Juan, Puerto Rico


           INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENTS


We have audited the accompanying balance sheets of Orocovix Limited Dividend Partnership, S.E., as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orocovix Limited Dividend Partnership, S.E. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/HORWATH VELEZ SEMPRIT NIEVES & CO.

February 2, 1996

[Letterhead]

[LOGO]
J.A. PLUMER & CO., P.A.

INDEPENDENT AUDITOR'S REPORT


February 10, 1997

Partners
Prince Street Towers Limited Partnership
Washington, D.C.




We have audited the accompanying statements of financial position of Prince Street Towers Limited Partnership, PHFA Project No. R-414-8E, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prince Street Towers Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ J.A. PLUMER & CO., P.A.
Certified Public Accountants

[Letterhead]

[LOGO]
J.A. PLUMER & CO., P.A.

INDEPENDENT AUDITOR'S REPORT


February 12, 1996

Partners
Prince Street Towers Limited Partnership
Washington, D.C.




We have audited the accompanying statements of financial position of Prince Street Towers Limited Partnership, PHFA Project No. R-414-8E, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prince Street Towers Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ J.A. PLUMER & CO., P.A.
Certified Public Accountants

[Letterhead]

[LOGO]
PLANTE & MORAN, LLP


To the Partners
East Rusk Housing Associates, Ltd.
(d/b/a Pinewood Terrace Apartments)


           INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of East Rusk Housing Associates, Ltd., (a Texas limited partnership) (d/b/a Pinewood Terrace Apartments), RECD Project No. 49-037-752269877, as of December 31, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, the Partnership has entered into an option with a prospective purchaser for the sale of assets and transfer of certain liabilities of the Partnership. It is presently not determinable whether the amounts realizable from the disposition of the assets or the amounts that RECD agrees to accept in settlement of the obligations due it will differ materially from the amounts shown in the accompanying financial statements.

As described in Note 3 to the financial statements, the Partnership is in noncompliance with RECD loan covenants and RECD regulations.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1996, on our consideration of the Partnership's internal control structure and a report dated February 3, 1996, on its compliance with laws and regulations.

/s/Plante & Moran LLP

February 3, 1996

[Letterhead]

[LOGO]
Deloitte & Touche LLP



           INDEPENDENT AUDITORS' REPORT

To the Partners of
Sencit Towne House Limited Partnership
Washington, D.C.


We have audited the accompanying balance sheets of Sencit Towne House Limited Partnership A Limited Partnership, PHFA Project No. R389-8E, as of December 31, 1995 and 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial statements of Sencit Towne House Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP


January 25, 1996

[Letterhead]

[LOGO]
Deloitte & Touche LLP



           INDEPENDENT AUDITORS' REPORT

To the Partners of
Allentown Towne House Limited Partnership
Washington, D.C.


We have audited the accompanying balance sheets of Allentown Towne House Limited Partnership A Limited Partnership, PHFA Project No. R-187-8E, as of December 31, 1995 and 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial statements of Allentown Towne House Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP


January 25, 1996

[Letterhead]

[LOGO]
Paul E. Campbell



           INDEPENDENT AUDITORS' REPORT

To the Partners
of West Pine Associates
Huntington, West Virginia 25704

I have audited the accompanying balance sheets of West Pine Associates, as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such financial statements present fairly, in all material respects, the financial statements of West Pine Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.

/s/Paul E. Campbell


January 16, 1997

[Letterhead]

[LOGO]
Paul E. Campbell



           INDEPENDENT AUDITORS' REPORT

To the Partners
of West Pine Associates
Huntington, West Virginia 25704

I have audited the accompanying balance sheets of West Pine Associates, as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such financial statements present fairly, in all material respects, the financial statements of West Pine Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.

/s/Paul E. Campbell


January 23, 1996

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.



           INDEPENDENT AUDITORS' REPORT

January 23, 1997

Partners
Whitehills II Apartments Company Limited Partnership

We have audited the accompanying balance sheet of Whitehills II Apartments Company Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Whitehills II Apartments Company Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.



           INDEPENDENT AUDITORS' REPORT

January 17, 1996

Partners
Whitehills II Apartments Company Limited Partnership

We have audited the accompanying balance sheet of Whitehills II Apartments Company Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial statements of Whitehills II Apartments Company Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
Cleveland & Company, P.C.



           INDEPENDENT AUDITORS' REPORT


To the Partners of
Willow Ridge Development Company Limited Partnership
Prescott, Arizona

We have audited the accompanying balance sheet of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010, formerly Project No. 123-36610) as of December 31, 1996, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010 formerly Project No. 123-36610), as of December 31, 1996, and the results of its operations, and the changes in partner's equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits for HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 1997, on our consideration of Willow Ridge Development Company Limited Partnership's internal control structure, and reports dated February 10, 1997, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 11-24) are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Cleveland & Company, P.C.
Certified Public Accountants
Federal Employer I.D. No. 86-0564541
February 10, 1997

[Letterhead]

[LOGO]
Cleveland & Company, P.C.



           INDEPENDENT AUDITORS' REPORT


To the Partners of
Willow Ridge Development Company Limited Partnership
Prescott, Arizona

We have audited the accompanying balance sheet of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010, formerly Project No. 123-36610), as of December 31, 1995, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial statements of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010, formerly Project No. 123-36610), as of December 31, 1995, and the results of its operations, and the changes in partner's equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1996, on our consideration of Willow Ridge Development Company Limited Partnership's internal control structure, and reports dated January 24, 1996, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 11-24) are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Cleveland & Company, P.C.
January 24, 1996

[Letterhead]

[LOGO]
Cleveland & Company, P.C.



           INDEPENDENT AUDITORS' REPORT


To the Partners of
Willow Ridge Development Company Limited Partnership
Prescott, Arizona

We have audited the accompanying balance sheet of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010, formerly Project No. 123-36610) as of December 31, 1994, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010, formerly Project No. 123-36610) as of December 31, 1994, and the results of its operations, and the changes in partner's equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information (pages 11-32) are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Cleveland & Company, P.C.
Certified Public Accountants
Federal Employer ID No. 0564541

February 2, 1995