Form 10-Q
period 1997-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1997-08-13
CIK 845035

August 13, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q for Quarter Ended June 30, 1997
        File No. 0-19765





Gentlemen:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.


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

For the quarterly period ended    June 30, 1997
                              ----------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from              to
                              -------------    -----------------

For Quarter Ended June 30, 1997  Commission file number      0-19765
                  --------------                         ------------

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


          Massachusetts                                  04-3044617
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)


        101 Arch Street, Boston, Massachusetts           02110-1106
       (Address of principal executive offices           (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
                                                   -------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - June 30, 1997 (Unaudited)
           and March 31, 1997                                                 1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1997 and 1996                                2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1997             3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Three Months Ended June 30, 1997 and 1996                          4

         Notes to Combined Financial Statements (Unaudited)                   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

PART II - OTHER INFORMATION

Items 1-6                                                                    13

SIGNATURE                                                                    14

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)



              COMBINED BALANCE SHEETS - June 30, 1997 and March 31, 1997


                                                                     June 30,                 March 31,
                                                                       1997                     1997
                                                                    (Unaudited)

Assets

Cash and cash equivalents                                          $     256,700            $    288,153
Marketable securities, at fair value                                   1,020,371               1,056,590
Accounts receivable, net of allowance for bad debt
    of $355,349 and $337,793, respectively                                20,161                  23,778
Tenant security deposits                                                  95,224                  98,963
Investments in Local Limited Partnerships,
   net of reserve for valuation of $945,277 (Note 1)                  19,201,225              19,593,420
Rental property at cost, net of accumulated depreciation and
   reserve for valuation of $5,857,280 and $5,670,590, respectively   15,060,043              15,217,196
Mortgagee escrow deposits                                                147,476                 106,501
Deferred charges, net of $161,688 and $156,662 of
   accumulated amortization, respectively                                204,156                 209,182
Other assets                                                              22,204                  38,270
                                                                   -------------            ------------
     Total Assets                                                  $  36,027,560            $ 36,632,053
                                                                   =============            ============


Liabilities and Partners' Equity

Mortgage notes payable                                             $  11,071,077             $11,111,888
Accounts payable to affiliates                                           419,200                 390,926
Accounts payable and accrued expenses                                    427,229                 366,076
Interest payable                                                         594,088                 507,457
Tenant security deposits payable                                          92,320                  89,709
Payable to affiliated Developer                                        2,482,000               2,482,000
                                                                   -------------            ------------
     Total Liabilities                                                15,085,914              14,948,056
                                                                   -------------            ------------

Minority interest in Local Limited Partnerships                          401,649                 421,489
                                                                   -------------            ------------

General, Initial and Investor Limited Partners' Equity                20,542,810              21,267,760
Net unrealized losses on marketable securities                            (2,813)                 (5,252)
                                                                   -------------            ------------
     Total Partners' Equity                                           20,539,997              21,262,508
                                                                   -------------            ------------
     Total Liabilities and Partners' Equity                        $  36,027,560            $ 36,632,053
                                                                   =============            ============

The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                                              1997                1996
                                                                         ------------          -------
Revenue:
   Rental                                                                $    452,882          $    443,720
   Investment                                                                  24,709                28,949
   Other                                                                       74,488                13,701
                                                                         ------------          ------------
       Total Revenue                                                          552,079               486,370
                                                                         ------------          ------------

Expenses:
   Asset management fee, related party                                         57,480                64,343
   General and administrative (includes reimbursement
    to affiliate in the amounts of $48,279 and
    $37,026, respectively)                                                     90,575                60,394
   Bad debt expense                                                            17,556               200,394
   Rental operations, exclusive of depreciation                               256,956               274,535
   Property management fee, related party                                      32,552                18,739
   Interest                                                                   257,839               270,378
   Depreciation                                                               186,690               177,865
   Amortization                                                                27,869                32,678
                                                                         ------------          ------------
       Total Expenses                                                         927,517             1,099,326
                                                                         ------------          ------------

Loss before equity in losses of
   Local Limited Partnerships                                                (375,438)             (612,956)

Equity in losses of Local
   Limited Partnerships                                                      (369,352)             (578,259)

Minority interest in losses of
   Local Limited Partnerships                                                  19,840                23,031
                                                                         ------------          ------------

Net Loss                                                                 $   (724,950)         $ (1,168,184)
                                                                         ============          ============

Net Loss allocated:
   To General Partners                                                   $     (7,250)         $    (11,682)
   To Limited Partners                                                       (717,700)           (1,156,502)
                                                                         ------------          ------------
                                                                         $   (724,950)         $ (1,168,184)
                                                                         ============          ============
Net Loss per Limited Partnership Unit
   (68,043 Units)                                                        $     (10.55)         $     (17.00)
                                                                         ============          ============

The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


            COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1997

                                                                                            Net
                                                        Initial        Investor         Unrealized
                                      General           Limited         Limited            Gains
                                      Partners         Partners        Partners          (Losses)          Total

Balance at March 31, 1997            $ (378,408)       $ 5,000       $ 21,641,168       $  (5,252)     $  21,262,508

Net change in net unrealized
    losses on marketable securities
    available for sale                        -              -                  -           2,439              2,439

Net Loss                                 (7,250)             -           (717,700)              -           (724,950)
                                     ----------        -------       ------------       ---------      -------------

Balance at June 30, 1997             $ (385,658)       $ 5,000       $ 20,923,468       $  (2,813)     $  20,539,997
                                     ==========        =======       ============       =========      =============


The accompanying notes are an integral part of the combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                                                1997               1996
                                                                           ------------         -------


Net cash provided by (used for) operating activities                        $    (2,305)        $    16,926
                                                                            -----------         -----------

Cash flows from investing activities:
      Purchases of marketable securities                                        (49,094)           (437,069)
      Proceeds from sales and maturities of
         marketable securities                                                   87,240             618,452
      Cash distributions received from Local
         Limited Partnerships                                                    64,034              64,804
      Advances to Local Limited Partnerships                                    (60,980)           (241,440)
      Purchase of rental property and equipment                                 (29,537)            (39,034)
                                                                            -----------         -----------
Net cash provided by (used for) investing activities                             11,663             (34,287)
                                                                            -----------         -----------

Cash flows from financing activities:
      Payment of mortgage principal                                             (40,811)            (73,414)
                                                                            -----------         -----------
Net cash used for financing activities                                          (40,811)            (73,414)
                                                                            -----------         -----------

Net decrease in cash and cash equivalents                                       (31,453)            (90,775)

Cash and cash equivalents, beginning                                            288,153             414,451
                                                                            -----------         -----------

Cash and cash equivalents, ending                                           $   256,700         $   323,676
                                                                            ===========         ===========

Supplemental disclosure:
   Cash paid for interest                                                   $   171,208         $    49,582
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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     Notes to Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain amounts in prior year financial statements have been restated herein to conform to current year presentation.

1.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at June 30, 1997:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                                   $    43,318,237

Cumulative equity in losses of Local Limited
   Partnerships (includes cumulative unrecognized
   losses of $1,246,562)                                                                      (24,757,319)

Cash distributions received from Local
   Limited Partnerships                                                                        (1,554,313)

Investments in Local Limited Partnerships
   before adjustment                                                                           17,006,605

Excess of investment cost over the underlying net assets acquired:
     Acquisition fees and expenses                                                              3,910,599

     Accumulated amortization of acquisition
       fees and expenses                                                                         (770,702)

Investments in Local Limited Partnerships                                                      20,146,502

Reserve for valuation of investments
   in Local Limited Partnerships                                                                 (945,277)
                                                                                          $    19,201,225

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the three months ended June 30, 1997 is $656,007. For the three months ended June 30, 1997, the Partnership has not recognized $350,689 of equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)


2.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of seven of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. Justin Place Apartments and Valley View Apartments were transferred July 9, 1997. Transfers of four of the remaining five Texas
Partnerships are expected to take place in the third quarter of 1997. The Partnership will retain its interest in Gateway Village.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Assets

Cash and cash equivalents                   $       171,414      $        85,286    $           -      $    256,700
Marketable securities, at fair value              1,020,371                    -                -         1,020,371
Accounts receivable, net                            483,765               20,161         (483,765)           20,161
Tenant security deposits                                  -               95,224                -            95,224
Investments in Local
   Limited Partnerships, net                     19,298,876                    -          (97,651)       19,201,225
Rental property at cost, net                              -           15,060,043                -        15,060,043
Mortgagee escrow deposits                                 -              147,476                -           147,476
Deferred charges, net                                     -              204,156                -           204,156
Other assets                                         18,393                3,811                -            22,204
                                            ---------------      ---------------    -------------      ------------
     Total Assets                           $    20,992,819      $    15,616,157    $    (581,416)     $ 36,027,560
                                            ===============      ===============    =============      ============

Liabilities and Partners' Equity

Mortgage notes payable                      $             -      $    11,071,077    $           -      $ 11,071,077
Accounts payable to affiliates                      383,665              519,300         (483,765)          419,200
Accounts payable and accrued expenses                69,157              358,072                -           427,229
Interest payable                                          -              594,088                -           594,088
Tenant security deposits payable                          -               92,320                -            92,320
Payable to affiliated Developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities                              452,822           15,116,857         (483,765)       15,085,914
                                            ---------------      ---------------    -------------      ------------

Minority interest in Local Limited
   Partnerships                                           -                    -          401,649           401,649
                                            ---------------      ---------------    -------------      ------------

General, Initial and Investor
   Limited Partners' Equity                      20,542,810              499,300         (499,300)       20,542,810
Net unrealized losses on
   marketable securities                             (2,813)                   -                -            (2,813)
                                            ---------------      ---------------    -------------      ------------
     Total Partners' Equity                      20,539,997              499,300         (499,300)       20,539,997
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities and Partners' Equity $    20,992,819      $    15,616,157    $    (581,416)     $ 36,027,560
                                            ===============      ===============    =============      ============

(A) As of June 30, 1997.
(B) As of March 31, 1997.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)

Revenue:
   Rental                                   $             -      $       452,882    $           -      $    452,882
   Investment                                        21,802                2,907                -            24,709
   Other                                             65,659                8,829                -            74,488
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   87,461              464,618                -           552,079
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party              57,480                    -                -            57,480
   General and administrative                        90,575                    -                -            90,575
   Bad debt expense                                  17,556                    -                -            17,556
   Rental operations, exclusive of depreciation           -              256,956                -           256,956
   Property management fee, related party                 -               32,552                -            32,552
   Interest                                               -              257,839                -           257,839
   Depreciation                                           -              186,690                -           186,690
   Amortization                                      22,843                5,026                -            27,869
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 188,454              739,063                -           927,517
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships                            (100,993)            (274,445)               -          (375,438)

Equity in losses of Local Limited
   Partnerships                                    (623,957)                   -          254,605          (369,352)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           19,840            19,840
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $      (724,950)     $      (274,445)   $     274,445      $   (724,950)
                                            ===============      ===============    =============      ============

(A) For the three months ended June 30, 1997.
(B) For the three months ended March 31, 1997.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)



               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)

Net cash provided by (used for)
   operating activities                      $   (86,513)         $     84,208      $          -       $     (2,305)
                                             -----------          ------------      ------------       ------------

Cash flows from investing activities:
   Purchases of marketable securities            (49,094)                    -                 -            (49,094)
   Proceeds from sales and maturities
     of marketable securities                     87,240                     -                 -             87,240
   Cash distributions received from
     Local Limited Partnerships                   64,034                     -                 -             64,034
   Advances to Local Limited Partnerships        (60,980)                    -                 -            (60,980)
   Purchase of rental property and equipment           -               (29,537)                -            (29,537)
                                             -----------          ------------      ------------       ------------
Net cash provided by (used for)
     investing activities                         41,200               (29,537)                -             11,663
                                             -----------          ------------      ------------       ------------

Cash flows from financing activities:
   Payment of mortgage principal                       -               (40,811)                -            (40,811)
                                             -----------          ------------      ------------       ------------
Net cash used for financing activities                 -               (40,811)                -            (40,811)
                                             -----------          ------------      ------------       ------------

Net increase (decrease) in cash
   and cash equivalents                          (45,313)               13,860                 -            (31,453)

Cash and cash equivalents, beginning             216,727                71,426                 -            288,153
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $   171,414          $     85,286      $          -       $    256,700
                                             ===========          ============      ============       ============

(A) For the three months ended June 30, 1997.
(B) For the three months ended March 31, 1997.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $31,453 from $288,153 at March 31, 1997 to $256,700 at June 30, 1997. The decrease is attributable to cash used for operations and repayment of mortgage principal and purchase of rental property and equipment by the Combined Entities. These decreases were offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,093,000 have been withdrawn from the reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,039,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $904,000 of operating funds to replenish reserves. At June 30, 1997, approximately $1,153,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,093,000 noted above, the Partnership has also advanced approximately $716,000 to the Texas Partnerships to fund operating deficits. Approximately $360,000 has also been advanced to two other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made during the three months ended June 30, 1997.


Results of Operations

The Partnership's results of operations for the three months ended June 30, 1997 resulted in a net loss of $724,950 as compared to a net loss of $1,168,184 for the same period in 1996. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, an increase in other revenue and a decrease in bad debt expense. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The increase in other revenue is due to distribution income recognized for these partnerships. The decrease in bad debt expense is the result of advances made to one Local Limited Partnership during the three months ended March 31, 1996 which were reserved for.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

Prior to the transfer of seven of the Texas Partnerships, Limited Partnership interests had been acquired in thirty-seven Local Limited Partnerships which are located in thirteen states, Washington, D.C. and Puerto Rico. Fifteen of the properties with 1,440 apartments were newly constructed, and twenty-two of the properties with 2,061 apartments were rehabilitated. Most of the Local Limited Partnerships have stable operations, operating at break-even or generating operating cash flow.

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

Despite improving occupancy at BK Apartments, located in Jamestown, North Dakota, the property continues to generate operating deficits. The lender recently issued a default notice and is threatening to foreclose. Affiliates of the Managing General Partner continue to negotiate with the Local General Partner and lender to cure the mortgage default and complete required capital repairs. The Managing General Partner made a proposal to the bondholder for its consideration. If negotiations are not successful, it is likely that a foreclosure will occur prior to the end of the fourth quarter which will result in recapture and the allocation of taxable income to the Partnership.

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

At Findlay Market (Cincinnati, Ohio), reconstruction of the property units damaged by fire was completed in December 1996, and lease-up is currently underway. As previously reported, in order to reconstruct the units, the Partnership agreed to advance up to $345,000 to help cover the funding shortfall between the insurance proceeds, lender funding and a City grant. To date, the Partnership has advanced approximately $294,000 of this amount. However, the property continues to generate operating deficits which caused the default of the first mortgage. At this juncture, the lender is not amenable to a cure of the mortgage and is expected to exercise its rights to foreclose on the mortgage during the third quarter 1997. Despite these indications, the Managing and Local General Partners continue to negotiate with the lender in hopes of averting the foreclosure. A foreclosure of this property will result in recapture of tax credits and the allocation of taxable income to the Partnership.

The Managing General Partner has transferred all of the assets of seven of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. Justin Place Apartments and

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Valley View Apartments were transferred on July 9, 1997. Transfers of four of the remaining five Texas Partnerships are expected to take place in the third quarter of 1997. The Partnership will retain its interest in Gateway Village.

For tax purposes, these events will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1997.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1997        BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. IV

                         By:   Arch Street IV, Inc.,
                               its Managing General Partner



                                /s/Vincent J. Costantini
                                Vincent J. Costantini
                                Treasurer and Chief Financial Officer