Form 10-Q
period 1997-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1997-11-12
CIK 845035

November 14, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q for Quarter Ended September 30, 1997
        File No. 0-19765





Gentlemen:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.


Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller



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

For the quarterly period ended           September 30, 1997
                              -------------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934


For the transition period from                  to

For Quarter Ended September 30, 1997  Commission file number      0-19765
                  --------------------                         ------------

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


                 Massachusetts                               04-3044617
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)


        101 Arch Street, Boston, Massachusetts                02110-1106
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
                                                        ----------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - September 30, 1997 (Unaudited)
           and March 31, 1997                                                1

         Combined Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 1997 and 1996                          2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1997         4

         Combined Statements of Cash Flows (Unaudited) -  For the
           Six Months Ended September 30, 1997 and 1996                      5

         Notes to Combined Financial Statements (Unaudited)                  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              12

PART II - OTHER INFORMATION

Items 1-6                                                                   15

SIGNATURE                                                                   16

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


          COMBINED BALANCE SHEETS - September 30, 1997 and March 31, 1997


                                                                   September 30,              March 31,
                                                                       1997                     1997
                                                                    (Unaudited)
Assets

Cash and cash equivalents                                          $     334,278            $    288,153
Marketable securities, at fair value                                     929,259               1,056,590
Accounts receivable, net of allowance for bad debt
    of $325,132 and $337,793, respectively                                20,565                  23,778
Tenant security deposits                                                  96,390                  98,963
Investments in Local Limited Partnerships,
   net of reserve for valuation of $844,000 and
    $945,277, respectively (Note 1)                                   18,915,763              19,593,420
Rental property at cost, net of accumulated depreciation and
   reserve for valuation of $5,561,288 and $5,670,590, respectively   14,401,767              15,217,196
Mortgagee escrow deposits                                                103,266                 106,501
Deferred charges, net of $166,715 and $156,662 of
   accumulated amortization, respectively                                199,129                 209,182
Other assets                                                              57,938                  38,270
                                                                   -------------            ------------
     Total Assets                                                  $  35,058,355            $ 36,632,053
                                                                   =============            ============


Liabilities and Partners' Equity

Mortgage notes payable                                             $  10,341,914             $11,111,888
Accounts payable to affiliates                                           453,018                 390,926
Accounts payable and accrued expenses                                    357,099                 366,076
Interest payable                                                         637,270                 507,457
Tenant security deposits payable                                          89,310                  89,709
Payable to affiliated Developer                                        2,482,000               2,482,000
                                                                   -------------            ------------
     Total Liabilities                                                14,360,611              14,948,056
                                                                   -------------            ------------

Minority interest in Local Limited Partnerships                          382,911                 421,489
                                                                   -------------            ------------

General, Initial and Investor Limited Partners' Equity                20,313,540              21,267,760
Net unrealized gains (losses) on marketable securities                     1,293                  (5,252)
                                                                   -------------            ------------
     Total Partners' Equity                                           20,314,833              21,262,508
                                                                   -------------            ------------
     Total Liabilities and Partners' Equity                        $  35,058,355            $ 36,632,053
                                                                   =============            ============

               The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
         For the Three and Six Months Ended September 30, 1997 and 1996

                                             Three Months Ended                           Six Months Ended
                                      September 30,       September 30,           September 30,       September 30,
                                          1997                1996                    1997                1996
                                      -------------       -------------           -------------      ---------
Revenue:
   Rental                             $     454,767     $       446,852           $     907,649      $      890,572
   Investment                                21,300              17,625                  46,009              46,574
   Other                                     14,803              67,321                  89,291              81,022
                                      -------------     ---------------           -------------      --------------
       Total Revenue                        490,870             531,798               1,042,949           1,018,168
                                      -------------     ---------------           -------------      --------------

Expenses:
   Asset management fee,
     related party                           57,480              64,343                 114,960             128,686
   General and administrative,
     includes reimbursements to an
     affiliate in the amounts of
     $79,932 and $70,051 in 1997
     and 1996, respectively                  80,097             108,460                 170,672             168,854
   Bad debt expense                         132,983              44,779                 150,539             245,173
   Rental operations, exclusive of
     depreciation                           256,447             260,084                 513,403             534,619
   Property management fee,
     related party                           32,475              46,561                  65,027              65,300
   Interest                                 256,635             269,574                 514,474             539,952
   Depreciation                             186,691             201,330                 373,381             379,195
   Amortization                              27,877              25,380                  55,746              58,058
                                      -------------     ---------------           -------------      --------------
       Total Expenses                     1,030,685           1,020,511               1,958,202           2,119,837
                                      -------------     ---------------           -------------      --------------

Loss before equity in losses of Local Limited  Partnerships,  minority interest, loss on liquidation of interests in Local Limited Partnerships and
  extraordinary item                       (539,815)           (488,713)               (915,253)         (1,101,669)

Equity in losses of Local
  Limited Partnerships                     (159,532)           (523,395)               (528,884)         (1,101,654)

Minority interest in losses of
  Local Limited Partnerships                 18,738              20,937                  38,578              43,968

Loss on liquidation of interests in
  Local Limited Partnerships (Note 2)        (2,538)                  -                  (2,538)                  -
                                      -------------     ---------------           -------------      --------------

Net Loss before extraordinary item         (683,147)           (991,171)             (1,408,097)         (2,159,355)

Extraordinary gain on cancellation
  of indebtedness (Note 2)                  453,877                   -                 453,877                   -
                                      -------------     ---------------           -------------      --------------

Net Loss                              $    (229,270)    $      (991,171)          $    (954,220)     $   (2,159,355)
                                      =============     ===============           =============      ==============

Net Loss allocated:
   To General Partners                $      (2,293)    $        (9,912)          $      (9,542)     $      (21,594)
   To Limited Partners                     (226,977)           (981,259)               (944,678)         (2,137,761)
                                      -------------     ---------------           -------------      --------------
                                      $    (229,270)    $      (991,171)          $    (954,220)     $   (2,159,355)
                                      =============     ===============           =============      ==============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
       For the Three and Six Months Ended September 30, 1997 and 1996

                                             Three Months Ended                           Six Months Ended
                                      September 30,       September 30,           September 30,       September 30,
                                          1997                1996                    1997                1996
                                      -------------       -------------           -------------      ---------
Net Loss before extraordinary
   item per Limited
   Partnership Unit (68,043 Units)    $      (9.94)     $       (14.42)           $     (20.48)      $     (31.42)
                                      ============      ==============            ============       ============

Extraordinary item
   per Limited Partnership
   Unit (68,043 Units)                $        6.60     $             -           $       6.60       $           -
                                      =============     ===============           ============       =============

Net Loss per Limited
   Partnership Unit
(68,043 Units)                        $      (3.34)     $       (14.42)           $     (13.88)      $      (31.42)
                                      ============      ==============            ============       =============



                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


           COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1997

                                                                                            Net
                                                        Initial        Investor         Unrealized
                                      General           Limited         Limited            Gains
                                      Partners         Partners            Partners          (Losses)          Total

Balance at March 31, 1997            $ (378,408)       $ 5,000       $ 21,641,168       $  (5,252)     $  21,262,508

Net change in net unrealized
    losses on marketable securities
    available for sale                        -              -                  -           6,545              6,545

Net Loss                                 (9,542)             -           (944,678)              -           (954,220)
                                     ----------        -------       ------------       ---------      -------------

Balance at September 30, 1997        $ (387,950)       $ 5,000       $ 20,696,490       $   1,293      $  20,314,833
                                     ==========        =======       ============       =========      =============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1997 and 1996

                                                                                1997               1996
                                                                           ------------         -------

Net cash used for operating activities                                      $  (111,535)        $   (30,449)
                                                                            -----------         -----------

Cash flows from investing activities:
      Investments in Local Limited Partnerships                                       -               3,331
      Purchases of marketable securities                                       (198,988)           (437,069)
      Proceeds from sales and maturities of
         marketable securities                                                  332,353             681,156
      Cash distributions received from Local
         Limited Partnerships                                                   164,576              67,145
      Advances to Local Limited Partnerships                                    (49,061)           (385,352)
      Purchase of rental property and equipment                                 (39,561)            (89,412)
                                                                            -----------         -----------
Net cash provided by (used for) investing activities                            209,319            (160,201)
                                                                            -----------         -----------

Cash flows from financing activities:
      Payment of mortgage principal                                             (68,780)           (117,020)
      Advances from affiliate                                                    17,121              37,493
                                                                            -----------         -----------
Net cash used for financing activities                                          (51,659)            (79,527)
                                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents                             46,125            (270,177)

Cash and cash equivalents, beginning                                            288,153             414,451
                                                                            -----------         -----------

Cash and cash equivalents, ending                                           $   334,278         $   144,274
                                                                            ===========         ===========

Supplemental disclosure:
   Cash paid for interest                                                   $   357,828         $   225,631
                                                                            ===========         ===========


                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     Notes to Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain amounts in the prior year financial statements have been restated herein to conform to the current year presentation.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-four Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at September 30, 1997:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                                   $    43,001,951

Cumulative equity in losses of Local Limited
   Partnerships (includes cumulative unrecognized
   losses of $1,590,448)                                                                      (24,696,948)

Cash distributions received from Local
   Limited Partnerships                                                                        (1,654,855)

Investments in Local Limited Partnerships
   before adjustment                                                                           16,650,148

Excess of investment cost over the underlying net assets acquired:
     Acquisition fees and expenses                                                              3,901,255

     Accumulated amortization of acquisition
       fees and expenses                                                                         (791,640)

Investments in Local Limited Partnerships                                                      19,759,763

Reserve for valuation of investments
   in Local Limited Partnerships                                                                 (844,000)
                                                                                          $    18,915,763

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the six months ended September 30, 1997 is $1,159,425. For the six months ended September 30, 1997, the Partnership has not recognized $694,575 of equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)


2.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of ten of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. Justin Place Apartments and Valley View Apartments were transferred July 9, 1997, Nacona Terrace Apartments and Royal Creste Apartments were transferred August 6, 1997, and Pine Manor Apartments was transferred on October 28, 1997. Transfer of one of the remaining two Texas Partnerships is expected to take place in the fourth quarter of 1997. The Partnership will retain its interest in Gateway Village.

For financial reporting purposes, loss on liquidation of interests in Local Limited Partnerships of $2,538 and extraordinary gain on cancellation of indebtedness of $453,877 were recognized in the period ended September 30, 1997 as a result of the transfer of Justin Place Apartments and Valley View Apartments. The loss on the transfers of Nacona Terrace Apartments and Royal Creste Apartments had previously been reserved for in the provision for valuation of investment in Local Limited Partnerships.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Assets

Cash and cash equivalents                   $       251,952      $        82,326    $           -      $    334,278
Marketable securities, at fair value                929,259                    -                -           929,259
Accounts receivable, net                            397,543               20,565         (397,543)           20,565
Tenant security deposits                                  -               96,390                -            96,390
Investments in Local
   Limited Partnerships, net                     19,219,988                    -         (304,225)       18,915,763
Rental property at cost, net                              -           14,401,767                -        14,401,767
Mortgagee escrow deposits                                 -              103,266                -           103,266
Deferred charges, net                                     -              199,129                -           199,129
Other assets                                         21,995               35,943                -            57,938
                                            ---------------      ---------------    -------------      ------------
     Total Assets                           $    20,820,737      $    14,939,386    $    (701,768)     $ 35,058,355
                                            ===============      ===============    =============      ============

Liabilities and Partners' Equity

Mortgage notes payable                      $             -      $    10,341,914    $           -      $ 10,341,914
Accounts payable to affiliates                      440,161              410,400         (397,543)          453,018
Accounts payable and accrued expenses                65,743              291,356                -           357,099
Interest payable                                          -              637,270                -           637,270
Tenant security deposits payable                          -               89,310                -            89,310
Payable to affiliated Developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities                              505,904           14,252,250         (397,543)       14,360,611
                                            ---------------      ---------------    -------------      ------------

Minority interest in Local Limited
   Partnerships                                           -                    -          382,911           382,911
                                            ---------------      ---------------    -------------      ------------

General, Initial and Investor
   Limited Partners' Equity                      20,313,540              687,136         (687,136)       20,313,540
Net unrealized losses on
   marketable securities                              1,293                    -                -             1,293
                                            ---------------      ---------------    -------------      ------------
     Total Partners' Equity                      20,314,833              687,136         (687,136)       20,314,833
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities and Partners' Equity $    20,820,737      $    14,939,386    $    (701,768)     $ 35,058,355
                                            ===============      ===============    =============      ============

(A) As of September 30, 1997. (B) As of June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                     For the Three Months Ended September 30, 1997

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Revenue:
   Rental                                   $             -      $       454,767    $           -      $    454,767
   Investment                                        17,756                3,544                -            21,300
   Other                                              1,880               12,923                -            14,803
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   19,636              471,234                -           490,870
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party              57,480                    -                -            57,480
   General and administrative                        80,097                    -                -            80,097
   Bad debt expense                                 132,983                    -                -           132,983
   Rental operations, exclusive of depreciation           -              256,447                -           256,447
   Property management fee, related party                 -               32,475                -            32,475
   Interest                                               -              256,635                -           256,635
   Depreciation                                           -              186,691                -           186,691
   Amortization                                      22,850                5,027                -            27,877
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 293,410              737,275                -         1,030,685
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local Limited  Partnerships,  minority interest,
   loss  on  liquidation  of  interests  in  Local  Limited   Partnerships   and
   extraordinary
   item                                            (273,774)            (266,041)               -          (539,815)

Equity in losses of Local Limited
   Partnerships                                      47,042                    -         (206,574)         (159,532)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           18,738            18,738

Loss on liquidation of interests in Local
   Limited Partnerships                              (2,538)                   -                -            (2,538)
                                            ---------------      ---------------    -------------      ------------

Net Loss before extraordinary item                 (229,270)            (266,041)        (187,836)         (683,147)

Extraordinary gain on cancellation
   of indebtedness                                        -              453,877                -           453,877
                                            ---------------      ---------------    -------------      ------------

Net Income (Loss)                           $      (229,270)     $       187,836    $    (187,836)     $   (229,270)
                                            ===============      ===============    =============      ============

(A) For the three months ended September 30, 1997. (B) For the three months ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                      For the Six Months Ended September 30, 1997

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Revenue:
   Rental                                   $             -      $       907,649    $           -      $    907,649
   Investment                                        39,558                6,451                -            46,009
   Other                                             67,539               21,752                -            89,291
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  107,097              935,852                -         1,042,949
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party             114,960                    -                -           114,960
   General and administrative                       170,672                    -                -           170,672
   Bad debt expense                                 150,539                    -                -           150,539
   Rental operations, exclusive of depreciation           -              513,403                -           513,403
   Property management fee, related party                 -               65,027                -            65,027
   Interest                                               -              514,474                -           514,474
   Depreciation                                           -              373,381                -           373,381
   Amortization                                      45,693               10,053                -            55,746
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 481,864            1,476,338                -         1,958,202
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local Limited  Partnerships,  minority interest,
   loss  on  liquidation  of  interests  in  Local  Limited   Partnerships   and
   extraordinary
   item                                            (374,767)            (540,486)               -          (915,253)

Equity in losses of Local Limited
   Partnerships                                    (576,915)                   -           48,031          (528,884)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           38,578            38,578

Loss on liquidation of interests
   in Local Limited Partnerships                     (2,538)                   -                -            (2,538)
                                            ---------------      ---------------    -------------      ------------

Net Loss before extraordinary item                 (954,220)            (540,486)          86,609        (1,408,097)

Extraordinary gain on cancellation
   of indebtedness                                        -              453,877                -           453,877
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $      (954,220)     $       (86,609)   $      86,609      $   (954,220)
                                            ===============      ===============    =============      ============

(A) For the six months ended September 30, 1997. (B) For the six months ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)

Net cash provided by (used for)
   operating activities                      $  (154,975)         $     43,440      $          -       $   (111,535)
                                             -----------          ------------      ------------       ------------

Cash flows from investing activities:
   Purchases of marketable securities           (198,988)                    -                 -           (198,988)
   Proceeds from sales and maturities
     of marketable securities                    332,353                     -                 -            332,353
   Cash distributions received from
     Local Limited Partnerships                  164,576                     -                 -            164,576
   Advances to Local Limited Partnerships       (107,741)                    -            58,680            (49,061)
   Purchase of rental property                         -               (39,561)                -            (39,561)
                                             -----------          ------------      ------------       ------------
Net cash provided by (used for)
     investing activities                        190,200               (39,561)           58,680            209,319
                                             -----------          ------------      ------------       ------------

Cash flows from financing activities:
   Payment of mortgage principal                       -               (68,780)                -            (68,780)
   Advances from affiliate                             -                75,801           (58,680)            17,121
                                             -----------          ------------      ------------       ------------
Net cash provided by (used for)
   financing activities                                -                 7,021           (58,680)           (51,659)
                                             -----------          ------------      ------------       ------------

Net increase in cash
   and cash equivalents                           35,225                10,900                 -             46,125

Cash and cash equivalents, beginning             216,727                71,426                 -            288,153
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $   251,952          $     82,326      $          -       $    334,278
                                             ===========          ============      ============       ============

(A) For the six months ended September 30, 1997. (B) For the six months ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $46,125 from $288,153 at March 31, 1997 to $334,278 at September 30, 1997. The increase is mainly attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases were offset by cash used for operations, repayment of mortgage principal and purchase of rental property by the Combined Entities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,115,000 have been withdrawn from the reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,060,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $974,000 of operating funds to replenish reserves. At September 30, 1997, approximately $1,153,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,115,000 noted above, the Partnership has also advanced approximately $762,000 to the Texas Partnerships to fund operating deficits. Approximately $360,000 has also been advanced to two other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made during the six months ended September 30, 1997.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1997 resulted in net losses of $229,270 and $954,220 as compared to net losses of $991,171 and $2,159,355 for the same periods in 1996. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, the recognition of extraordinary gain on cancellation of indebtedness for two of the Texas Partnerships, and a decrease in bad debt expense. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in bad debt expense is the result of advances made to one Local Limited Partnership during the six months ended September 30, 1996 which were reserved for, exceeding the direct write-off of advances made to four of the Texas Partnerships that were transferred during the six months ended September 30, 1997. The decreases in Equity in Losses of Local Limited Partnerships and bad debt expense are expected to continue. The transfer of Pine Manor Apartments on October 28, 1997 and the expected transfer of Pinewood Terrace Apartments in the fourth quarter of 1997 will result in extraordinary gain on cancellation of indebtedness.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

Prior to the transfer of ten of the Texas Partnerships, Limited Partnership interests had been acquired in thirty-seven Local Limited Partnerships which are located in thirteen states, Washington, D.C. and Puerto Rico. Fifteen of the properties with 1,440 apartments were newly constructed, and twenty-two of the properties with 2,061 apartments were rehabilitated. Most of the Local Limited Partnerships have stable operations, are operating at break-even or are generating operating cash flow.

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

Audobon Apartments, located in Massachusetts, is operating below break-even primarily due to decreased rental subsidy assistance, increased operating expenses and adverse market conditions. The SHARP mortgage subsidy has been an important part of the property's annual income. However, effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA) which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner joined a group of interested parties and is working with MHFA to find a solution to the problems that will arise as a result of withdrawn subsidies. Given the dependence on the mortgage subsidy, it is possible that the property will default on its mortgage obligation by the end of the year. It is possible that Partnership Reserves will be used to support the property until these issues can be resolved. The Local General Partner has also obtained preliminary approval for releases from lender escrows to fund certain cash deficits. In addition to the SHARP issues, the Managing General Partner continues to work with the lender to develop a satisfactory workout. It is likely that a workout would require an advance from Partnership Reserves.

Despite improving occupancy at BK Apartments, located in Jamestown, North Dakota, the property continues to generate operating deficits. The lender recently issued a default notice and is threatening to foreclose. Affiliates of the Managing General Partner continue to negotiate with the Local General
Partner and lender to cure the mortgage default, complete required capital repairs and develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to maximize the Partnership's ability to retain tax credits going forward while minimizing the risk of recapture in the future. If negotiations are not successful, it is likely that a foreclosure will occur prior to the end of the fourth quarter which will result in recapture and the allocation of taxable income to the Partnership.

Bentley Court, located in Columbia, South Carolina, continues to generate significant deficits despite the July 1996 debt refinancing. As we previously reported, an agreement was reached with the lender which enabled an affiliate of the Managing General Partner to become an additional General Partner and a substitute management agent, subject to lender approval, with the right to take control of the property, if it becomes necessary. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement the lender has the right to remove the management company. The Managing General Partner will continue to monitor property operations closely. Operating deficits are currently being funded by the Local General Partner. In addition, the IRS is conducting an administrative proceeding with respect to the Local Limited Partnership. Although the findings are preliminary, it is possible that this report will result in a material adverse effect on the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

At Findlay Market (Cincinnati, Ohio), reconstruction of the property units damaged by fire was completed in December 1996, and lease-up continues. As previously reported, in order to reconstruct the units, the Partnership agreed to advance up to $345,000 to help cover the funding shortfall between the insurance proceeds, lender funding and a City grant. To date, the Partnership has advanced approximately $294,000 of this amount. However, the property continues to generate operating deficits which caused the default of the first mortgage. At this juncture, the lender is not amenable to a cure of the mortgage and is expected to exercise its rights to foreclose on the mortgage prior to the end of the year. Despite these indications, the Managing and Local General Partners continue to negotiate with the lender in hopes of averting the foreclosure. A foreclosure of this property will result in recapture of tax credits and the allocation of taxable income to the Partnership.

The Managing General Partner has transferred all of the assets of ten of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. Justin Place Apartments and Valley View Apartments were transferred on July 9, 1997, Nacona Terrace Apartments and Royal Creste Apartments were transferred August 6, 1997 and Pine Manor Apartments was transferred on October 28, 1997. Transfer of one of the remaining two Texas Partnerships is expected to take place in the fourth quarter of 1997. The Partnership will retain its interest in Gateway Village.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 1997      BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. IV

                               By:   Arch Street IV, Inc.,
                               its Managing General Partner



                            /s/William E. Haynsworth
                              William E. Haynsworth
                              Managing Director, Vice President and
                              Chief Operating Officer