Form 10-Q
period 1997-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1998-02-12
CIK 845035

February 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q for Quarter Ended December 31, 1997
        File No. 0-19765





Gentlemen:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.


Very truly yours,


/s/George Fondulis
George Fondulis
Assistant Controller



QH4-10Q3DOC

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

For the quarterly period ended            December 31, 1997
                              ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the transition period from                            to

For Quarter Ended  December 31, 1997   Commission file number   0-19765
                  -------------------                         ---------

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


                 Massachusetts                                   04-3044617
      (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                       Identification No.)


        101 Arch Street, Boston, Massachusetts                 02110-1106
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                   -----------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                      --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - December 31, 1997 (Unaudited)
           and March 31, 1997                                           1

         Combined Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 1997 and 1996                      2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1997    4

         Combined Statements of Cash Flows (Unaudited) -  For the
           Nine Months Ended December 31, 1997 and 1996                 5

         Notes to Combined Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12

PART II - OTHER INFORMATION

Items 1-6                                                               15

SIGNATURE                                                               16

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




                 COMBINED BALANCE SHEETS - December 31, 1997 and March 31, 1997


                                                                   December 31,               March 31,
                                                                       1997                     1997
                                                                    (Unaudited)
Assets

Cash and cash equivalents                                          $     207,993            $    288,153
Marketable securities, at fair value                                   1,030,270               1,056,590
Accounts receivable, net of allowance for bad debt
    of $314,837 and $337,793, respectively                                 9,087                  23,778
Tenant security deposits                                                 101,071                  98,963
Investments in Local Limited Partnerships,
   net of reserve for valuation of $844,000 and
    $945,277, respectively (Note 1)                                   18,329,831              19,593,420
Rental property at cost, net of accumulated depreciation and
   reserve for valuation of $5,134,142 and $5,670,590, respectively   14,124,348              15,217,196
Mortgagee escrow deposits                                                144,165                 106,501
Deferred charges, net of $171,741 and $156,662 of
   accumulated amortization, respectively                                194,103                 209,182
Other assets                                                              35,467                  38,270
                                                                   -------------            ------------
     Total Assets                                                  $  34,176,335            $ 36,632,053
                                                                   =============            ============


Liabilities and Partners' Equity

Mortgage notes payable                                             $   9,743,875             $11,111,888
Accounts payable to affiliates                                           538,820                 390,926
Accounts payable and accrued expenses                                    350,802                 366,076
Interest payable                                                         552,869                 507,457
Tenant security deposits payable                                          85,567                  89,709
Payable to affiliated Developer                                        2,482,000               2,482,000
                                                                   -------------            ------------
     Total Liabilities                                                13,753,933              14,948,056
                                                                   -------------            ------------

Minority interest in Local Limited Partnerships                          448,601                 421,489
                                                                   -------------            ------------

General, Initial and Investor Limited Partners' Equity                19,972,137              21,267,760
Net unrealized gains (losses) on marketable securities                     1,664                  (5,252)
                                                                   -------------            ------------
     Total Partners' Equity                                           19,973,801              21,262,508
                                                                   -------------            ------------
     Total Liabilities and Partners' Equity                        $  34,176,335            $ 36,632,053
                                                                   =============            ============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               For the Three and Nine Months Ended December 31, 1997 and 1996

                                             Three Months Ended                           Nine Months Ended
                                      December 31,        December 31,            December 31,        December 31,
                                          1997                1996                    1997                1996
                                      -------------       -------------           -------------      ---------
Revenue:
   Rental                             $     443,542     $       444,241           $   1,351,191      $    1,334,813
   Investment                                37,895              25,362                  83,904              71,936
   Other                                     17,625              39,637                 106,916             120,659
                                      -------------     ---------------           -------------      --------------
       Total Revenue                        499,062             509,240               1,542,011           1,527,408
                                      -------------     ---------------           -------------      --------------

Expenses:
   Asset management fee,
     related party                           57,480              64,343                 172,440             193,029
   General and administrative,
     includes reimbursements to an
     affiliate in the amounts of
     $112,064 and $91,887 in 1997
     and 1996, respectively                 102,800              92,200                 273,472             261,054
   Bad debt expense                          88,710               9,158                 239,249             254,331
   Rental operations, exclusive of
     depreciation                           235,800             289,167                 749,203             823,786
   Property management fee,
     related party                           29,895              31,769                  94,922              97,069
   Interest                                 252,405             263,672                 766,879             803,624
   Depreciation                             152,656             189,595                 526,037             568,790
   Amortization                              27,024              29,030                  82,770              87,088
                                      -------------     ---------------           -------------      --------------
       Total Expenses                       946,770             968,934               2,904,972           3,088,771
                                      -------------     ---------------           -------------      --------------

Loss before equity in losses of
Local Limited  Partnerships,  minority interest,
   loss on liquidation of interests
in Local Limited Partnerships and
   extraordinary item                      (447,708)           (459,694)             (1,362,961)         (1,561,363)

Equity in losses of Local
   Limited Partnerships                    (518,946)           (505,019)             (1,047,830)         (1,606,673)

Minority interest in losses of
   Local Limited Partnerships                26,531              23,824                  65,109              67,792

Loss on liquidation of interests in
   Local Limited Partnerships (Note 2)       (1,384)                 -                    (3,922)             -
                                             ------              ------              ------------            -------

Net Loss before extraordinary item         (941,507)           (940,889)             (2,349,604)         (3,100,244)

Extraordinary gain on cancellation
   of indebtedness (Note 2)                 600,104                   -               1,053,981                   -
                                      -------------     ---------------           -------------      --------------


Net Loss                              $    (341,403)    $      (940,889)          $  (1,295,623)     $   (3,100,244)
                                      =============     ===============           =============      ==============

Net Loss allocated:
   To General Partners                $      (3,414)    $        (9,408)          $     (12,956)     $      (31,002)
   To Limited Partners                     (337,989)           (931,481)             (1,282,667)         (3,069,242)
                                      -------------     ---------------           -------------      --------------
                                      $    (341,403)    $      (940,889)          $  (1,295,623)     $   (3,100,244)
                                      =============     ===============           =============      ==============

                The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                 COMBINED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)
          For the Three and Nine Months Ended December 31, 1997 and 1996

                                             Three Months Ended                           Nine Months Ended
                                      December 31,        December 31,            December 31,        December 31,
                                          1997                1996                    1997                1996
                                      -------------       -------------           -------------      ---------

Net Loss before extraordinary
   item per Limited Partnership
   Unit (68,043 Units)                $     (13.71)     $        (13.69)          $      (34.19)     $      (45.11)
                                      ============      ===============           =============      =============

Extraordinary item
   per Limited Partnership
   Unit (68,043 Units)                $        8.74     $          -               $        15.34      $    -
                                      ===============       ===========          ================          ======

Net Loss per Limited
   Partnership Unit
(68,043 Units)                        $      (4.97)     $        (13.69)          $      (18.85)     $      (45.11)
                                      ============      ===============           =============      =============

                The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1997

                                                                                            Net
                                                        Initial        Investor         Unrealized
                                      General           Limited         Limited            Gains
                                      Partners         Partners            Partners          (Losses)          Total

Balance at March 31, 1997            $ (378,408)       $ 5,000       $ 21,641,168       $  (5,252)     $  21,262,508

Net change in net unrealized
    losses on marketable securities
    available for sale                        -              -                  -           6,916              6,916

Net Loss                                (12,956)             -         (1,282,667)              -         (1,295,623)
                                     ----------        -------       ------------       ---------      -------------

Balance at December 31, 1997         $ (391,364)       $ 5,000       $ 20,358,501       $   1,664      $  19,973,801
                                     ==========        =======       ============       =========      =============

                The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1997 and 1996

                                                                                1997               1996
                                                                           ------------         -------

Net cash used for operating activities                                      $  (275,720)        $   (59,962)
                                                                            -----------         -----------

Cash flows from investing activities:
      Investments in Local Limited Partnerships                                       -               3,331
      Purchases of marketable securities                                       (373,664)           (487,098)
      Proceeds from sales and maturities of
         marketable securities                                                  405,899             837,233
      Cash distributions received from Local
         Limited Partnerships                                                   208,180             204,867
      Advances to Local Limited Partnerships                                    (33,974)           (291,290)
      Purchase of rental property and equipment                                 (45,806)           (141,708)
                                                                            -----------         -----------
Net cash provided by investing activities                                       160,635             125,335
                                                                            -----------         -----------

Cash flows from financing activities:
      Payment of mortgage principal                                             (91,652)           (153,237)
      Advances from affiliate                                                    34,356              51,982
      Capital contributions received                                             92,221                   -
                                                                            -----------         -----------
Net cash provided by (used for) financing activities                             34,925            (101,255)
                                                                            -----------         -----------

Net decrease in cash and cash equivalents                                       (80,160)            (35,882)

Cash and cash equivalents, beginning                                            288,153             414,451
                                                                            -----------         -----------

Cash and cash equivalents, ending                                           $   207,993         $   378,569
                                                                            ===========         ===========

Supplemental disclosure:
   Cash paid for interest                                                   $   660,951         $   401,250
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1997 and 1996.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-three Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at December 31, 1997:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                                   $    43,001,951

Cumulative equity in losses of Local Limited
   Partnerships (includes cumulative unrecognized
   losses of $1,855,403)                                                                      (25,215,795)

Cash distributions received from Local
   Limited Partnerships                                                                        (1,698,459)

Investments in Local Limited Partnerships
   before adjustment                                                                           16,087,697

Excess of investment cost over the underlying net assets acquired:
     Acquisition fees and expenses                                                              3,899,388

     Accumulated amortization of acquisition
       fees and expenses                                                                         (813,254)

Investments in Local Limited Partnerships                                                      19,173,831

Reserve for valuation of investments
   in Local Limited Partnerships                                                                 (844,000)
                                                                                          $    18,329,831

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the nine months ended December 31, 1997 is $1,943,324. For the nine months ended December 31, 1997, the Partnership has not recognized $959,530 of equity in losses relating to nine Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.


2.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of ten of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. Justin Place Apartments and Valley View Apartments were transferred July 9, 1997, Nacona Terrace Apartments and Royal Creste Apartments were transferred August 6, 1997, and Pine Manor Apartments was transferred on October 28, 1997. Transfer of one of the remaining two Texas Partnerships is expected to take place in the first quarter of 1998. The Partnership will retain its interest in Gateway Village.

For financial reporting purposes, loss on liquidation of interests in Local Limited Partnerships of $3,922 and extraordinary gain on cancellation of indebtedness of $1,053,981 were recognized in the period ended December 31, 1997 as a result of the transfer of Justin Place Apartments, Valley View Apartments and Pine Manor Apartments. The loss on the transfers of Nacona Terrace Apartments and Royal Creste Apartments had previously been reserved for in the provision for valuation of investment in Local Limited Partnerships.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Assets

Cash and cash equivalents                   $       100,084      $       107,909    $           -      $    207,993
Marketable securities, at fair value              1,030,270                    -                -         1,030,270
Accounts receivable, net                            340,507                9,087         (340,507)            9,087
Tenant security deposits                                  -              101,071                -           101,071
Investments in Local
   Limited Partnerships, net                     19,062,482                    -         (732,651)       18,329,831
Rental property at cost, net                              -           14,124,348                -        14,124,348
Mortgagee escrow deposits                                 -              144,165                -           144,165
Deferred charges, net                                     -              194,103                -           194,103
Other assets                                         15,095               20,372                -            35,467
                                            ---------------      ---------------    -------------      ------------
     Total Assets                           $    20,548,438      $    14,701,055    $  (1,073,158)     $ 34,176,335
                                            ===============      ===============    =============      ============

Liabilities and Partners' Equity

Mortgage notes payable                      $             -      $     9,743,875    $           -      $  9,743,875
Accounts payable to affiliates                      498,092              381,235         (340,507)          538,820
Accounts payable and accrued expenses                76,545              274,257                -           350,802
Interest payable                                          -              552,869                -           552,869
Tenant security deposits payable                          -               85,567                -            85,567
Payable to affiliated Developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities                              574,637           13,519,803         (340,507)       13,753,933
                                            ---------------      ---------------    -------------      ------------

Minority interest in Local Limited
   Partnerships                                           -                    -          448,601           448,601
                                            ---------------      ---------------    -------------      ------------

General, Initial and Investor
   Limited Partners' Equity                      19,972,137            1,181,252       (1,181,252)       19,972,137
Net unrealized losses on
   marketable securities                              1,664                    -                -             1,664
                                            ---------------      ---------------    -------------      ------------
     Total Partners' Equity                      19,973,801            1,181,252       (1,181,252)       19,973,801
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities and Partners' Equity $    20,548,438      $    14,701,055    $  (1,073,158)     $ 34,176,335
                                            ===============      ===============    =============      ============

(A) As of December 31, 1997. (B) As of September 30, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1997

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Revenue:
   Rental                                   $             -      $       443,542    $           -      $    443,542
   Investment                                        17,104               20,791                -            37,895
   Other                                              4,385               13,240                -            17,625
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                   21,489              477,573                -           499,062
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fee, related party               57,480                    -                -            57,480
   General and administrative                       102,800                    -                -           102,800
   Bad debt expense                                  88,710                    -                -            88,710
   Rental operations, exclusive of depreciation           -              235,800                -           235,800
   Property management fee, related party                 -               29,895                -            29,895
   Interest                                               -              252,405                -           252,405
   Depreciation                                           -              152,656                -           152,656
   Amortization                                      21,998                5,026                -            27,024
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 270,988              675,782                -           946,770
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of
Local Limited  Partnerships,
minority interest,
   loss  on  liquidation  of  interests
in  Local  Limited   Partnerships   and
   extraordinary item                             (249,499)            (198,209)          -                  (447,708)

Equity in losses of Local Limited
   Partnerships                                     (90,520)                   -         (428,426)         (518,946)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           26,531            26,531

Loss on liquidation of interests
   in Local Limited Partnerships                     (1,384)                   -                -            (1,384)
                                            ---------------      ---------------    -------------      ------------

Net Loss before extraordinary item                 (341,403)            (198,209)        (401,895)         (941,507)

Extraordinary gain on cancellation
   of indebtedness                                        -              600,104                -           600,104
                                            ---------------      ---------------    -------------      ------------

Net Income (Loss)                           $      (341,403)     $       401,895    $    (401,895)     $   (341,403)
                                            ===============      ===============    =============      ============

(A) For the three months ended December 31, 1997. (B) For the three months ended September 30, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                        For the Nine Months Ended December 31, 1997

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Revenue:
   Rental                                   $             -      $     1,351,191    $           -      $  1,351,191
   Investment                                        56,662               27,242                -            83,904
   Other                                             71,924               34,992                -           106,916
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  128,586            1,413,425                -         1,542,011
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fee, related party              172,440                    -                -           172,440
   General and administrative                       273,472                    -                -           273,472
   Bad debt expense                                 239,249                    -                -           239,249
   Rental operations, exclusive of depreciation           -              749,203                -           749,203
   Property management fee, related party                 -               94,922                -            94,922
   Interest                                               -              766,879                -           766,879
   Depreciation                                           -              526,037                -           526,037
   Amortization                                      67,691               15,079                -            82,770
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 752,852            2,152,120                -         2,904,972
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
Limited  Partnerships,  minority interest,
   loss  on  liquidation  of  interests
in  Local  Limited   Partnerships   and
   extraordinary
   item                                     (624,266)            (738,695)          -                  (1,362,961)

Equity in losses of Local Limited
   Partnerships                                    (667,435)                   -         (380,395)       (1,047,830)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           65,109            65,109

Loss on liquidation of interests
   in Local Limited Partnerships                     (3,922)                   -                -            (3,922)
                                            ---------------      ---------------    -------------      ------------

Net Loss before extraordinary item               (1,295,623)            (738,695)        (315,286)       (2,349,604)

Extraordinary gain on cancellation
   of indebtedness                                        -            1,053,981                -         1,053,981
                                            ---------------      ---------------    -------------      ------------

Net Income (Loss)                           $    (1,295,623)     $       315,286    $    (315,286)     $ (1,295,623)
                                            ===============      ===============    =============      ============

(A) For the nine months ended December 31, 1997. (B) For the nine months ended September 30, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               Notes to Combined Financial Statements (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows
                   For the Nine Months Ended December 31, 1997

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)

Net cash used for operating activities       $  (217,643)         $    (58,077)     $          -       $   (275,720)
                                             ------------         ------------      ------------       ------------

Cash flows from investing activities:
   Purchases of marketable securities           (373,664)                    -                 -           (373,664)
   Proceeds from sales and maturities
     of marketable securities                    405,899                     -                 -            405,899
   Cash distributions received from
     Local Limited Partnerships                  208,180                     -                 -            208,180
   Advances to Local Limited Partnerships       (139,415)                    -           105,441            (33,974)
   Purchase of rental property and equipment           -               (45,806)                -            (45,806)
                                             -----------          ------------      ------------       ------------
Net cash provided by (used for)
     investing activities                        101,000               (45,806)          105,441            160,635
                                             -----------          ------------      ------------       ------------

Cash flows from financing activities:
   Payment of mortgage principal                       -               (91,652)                -            (91,652)
   Advances from affiliate                             -               139,797          (105,441)            34,356
   Capital contributions received                      -                92,221                 -             92,221
                                             -----------          ------------      ------------       ------------
Net cash provided by financing activities              -               140,366          (105,441)            34,925
                                             -----------          ------------      ------------       ------------

Net increase (decrease) in cash
   and cash equivalents                         (116,643)               36,483                 -            (80,160)

Cash and cash equivalents, beginning             216,727                71,426                 -            288,153
                                             -----------          ------------      ------------       ------------

Cash and cash equivalents, ending            $   100,084          $    107,909      $          -       $    207,993
                                             ===========          ============      ============       ============

(A) For the nine months ended December 31, 1997. (B) For the nine months ended September 30, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $80,160 from $288,153 at March 31, 1997 to $207,993 at December 31, 1997. The decrease is mainly attributable to cash used for operations, repayment of mortgage principal and purchase of rental property by the Combined Entities. These decreases are offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,152,000 have been withdrawn from the reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,087,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $1,038,000 of operating funds to replenish reserves. At December 31, 1997, approximately $1,149,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,152,000 noted above, the Partnership has also advanced approximately $794,000 to the Texas Partnerships to fund operating deficits. Approximately $360,000 has also been advanced to two other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions

No cash distributions were made during the nine months ended December 31, 1997.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1997 resulted in net losses of $341,403 and $1,295,623 as compared to net losses of $940,889 and $3,100,244 for the same periods in 1996. The decrease in net loss is primarily attributable to the recognition of extraordinary gain on cancellation of indebtedness for three of the Texas Partnerships and a decrease in equity in losses of Local Limited Partnerships for the nine month period. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in Equity in Losses of Local Limited Partnerships is expected to continue. The expected transfer of Pinewood Terrace Apartments in the first quarter of 1998 will result in additional extraordinary gain on cancellation of indebtedness.

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

Audobon Apartments, located in Massachusetts, is operating below break-even primarily due to decreased rental subsidy assistance, increased operating expenses and adverse market conditions. The SHARP mortgage subsidy has been an important part of the property's annual income. However, effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA) which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner joined a group of interested parties and is working with MHFA to find a solution to the problems that will arise as a result of withdrawn subsidies. Given the dependence on the mortgage subsidy, it is possible that the property will default on its mortgage obligation during the first quarter of 1998. It is possible that Partnership Reserves will be used to support the property until these issues can be resolved. The Local General Partner has also obtained preliminary approval for releases from lender escrows to fund certain cash deficits. In addition to the SHARP issues, the Managing General Partner continues to work with the lender to develop a satisfactory workout. It is likely that a workout would require an advance from Partnership Reserves.

As previously reported, BK Apartments, located in Jamestown, North Dakota, has been generating operating deficits despite improved occupancy. The lender issued a default notice and threatened to foreclose. A workout agreement was negotiated and completed on November 10, 1997. The Managing General Partner will closely monitor the workout plan with the Local General Partner. Furthermore, the Managing General Partner consummated a transfer of 50% of its interest in capital and profits of BK Apartments Limited Partnership to an affiliate of the Local General Partner. Included in this transfer is a Put Agreement option. The Put Agreement option grants the Managing General Partner the right to Put their remaining interest to the Local General Partner any time after one year has elapsed.

Bentley Court, located in Columbia, South Carolina, continues to generate significant deficits despite the July 1996 debt refinancing. As previously reported, an agreement was set up with the lender which enabled an affiliate of the Managing General Partner to become an additional General Partner and substitute management agent, subject to lender approval, with the right to take control of the property if it becomes necessary. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement, the lender has the right to remove the management company. The Managing General Partner will continue to monitor property operations closely. Operating deficits are currently being funded by the Local General Partner.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

At Findlay Market (Cincinnati, Ohio), reconstruction of the property units damaged by fire was completed in December 1996, and lease-up continues. As previously reported, in order to reconstruct the units, the Partnership agreed to advance up to $345,000 to help cover the funding shortfall between the insurance proceeds, lender funding and a City grant. To date, the Partnership has advanced approximately $297,000 of this amount. However, the property continues to generate operating deficits which caused the default of the first mortgage. At this juncture, the lender is not amenable to a cure of the mortgage and is expected to exercise its right to foreclose on the mortgage. Despite these indications, the Managing and Local General Partners continue to negotiate with the lender in hopes of averting a foreclosure. A foreclosure of this property will result in recapture of tax credits and the allocation of taxable income to the Partnership.

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities in 1996. In 1997, the Managing General Partner transferred all of the assets on five of the remaining seven Texas Partnerships, subject to their liabilities, to unaffiliated entities. An additional transfer of one of the remaining two Texas Partnerships is expected to take place in the first quarter of 1998. The Partnership will retain its interest in Gateway Village.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 13, 1998                  BOSTON FINANCIAL QUALIFIED HOUSING
                                                        TAX CREDITS L.P. IV

                               By:   Arch Street IV, Inc.,
                                     its Managing General Partner



                            /s/William E. Haynsworth
                              William E. Haynsworth
                                  Managing Director, Vice President and
                             Chief Operating Officer