Form 10-K
period 1998-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1998-06-30
CIK 845035

June 30, 1998




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Form 10-K Annual Report for Year Ended March 31, 1998
       File Number 0-19765


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,


\s\Dianne Groark
Dianne Groark
Assistant Controller



QH410K-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended                               Commission file number
March 31, 1998                                          0-19765
-------------------------                               ----------------------

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3044617
----------------------                                       -------------------
(State of organization)                                      (I.R.S. Employer
                                                             Identification No.)
101 Arch Street, 16th Floor
Boston, Massachusetts                                             02110-1106
--------------------------------------                            -------------
(Address of Principal executive office)                           (Zip Code)

Registrant's telephone number, including area code 617/439-3911
                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
        Title of each class                            which registered
        -------------------                            ------------------------
              None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)
                                     100,000

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

                        $67,653,000 as of March 31, 1998
                        --------------------------------

                                      K-19
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

                                                        Part of Report on
                                                        Form 10-K into
                                                        Which the Document
Documents incorporated by reference                     is Incorporated
-----------------------------------                     ---------------
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

  "Estimated Use of Proceeds"                            Part III, Item 13

  "Management Compensation and Fees"                     Part III, Item 13

   "Profits and Losses for Tax Purposes, Tax Credits
    and Cash Distributions"                              Part III, Item 13

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 1998

                                TABLE OF CONTENTS
                                -----------------

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


SIGNATURES                                                             K-25
----------

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

The Partnership is engaged solely in the business of real estate investment. Affiliates of the Managing General Partner, BF Leawood, Inc. and BF Texas Limited Partnership,assumed the Local General Partner interests in Leawood Manor Associates, L.P. ("Leawood") and twelve other Local Limited Partnerships in which the Partnership invests (the "Texas Partnerships"), respectively. As a result, the Partnership is deemed to have control over Leawood and the Texas Partnerships, and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Partnership's operating results, not the business of the Partnership. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. As described more fully under Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations, the Managing General Partner has transferred all of the assets of ten Texas Partnerships subject to their liabilities to unaffiliated entities. Therefore, as of March 31, 1998, two of the Texas Partnerships are presented in combined form.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
                                   (Unaudited)
    Properties Owned by Local
      Limited Partnerships*                                                                     Date Interest
                                                           Location                                Acquired
    ---------------------------                      ---------------------                      ---------------

     Brookscrossing                                  Atlanta, GA                                 06/30/89
     Dorsett                                         Philadelphia, PA                            10/20/89
     Willow Ridge                                    Prescott, AZ                                08/28/89
     Town House                                      Allentown, PA                               12/26/89
     Lancaster House North                           Lancaster, PA                               03/13/89
     Sencit Towne House                              Shillington, PA                             12/26/89
     Pinewood Terrace**                              Rusk, TX                                    12/27/89
     Justin Place**                                  Justin, TX                                  12/27/89
     Grandview**                                     Grandview, TX                               12/27/89
     Hampton Lane                                    Buena Vista, GA                             12/20/89
     Audobon                                         Boston, MA                                  12/22/89
     Bent Tree**                                     Jackson, TX                                 12/27/89
     Royal Crest**                                   Bowie, TX                                   12/27/89
     Nocona Terrace**                                Nocona, TX                                  12/27/89
     Pine Manor**                                    Jacksboro, TX                               12/27/89
     Hilltop**                                       Rhome, TX                                   12/27/89
     Valley View**                                   Valley View, TX                             12/27/89
     Bentley Court                                   Columbia, SC                                12/26/89
     Orocovix IV                                     Orocovix, PR                                12/30/89
     Leawood Manor                                   Leawood, KS                                 12/29/89
     Pecan Hill**                                    Bryson, TX                                  12/28/89
     Carolina Woods                                  Greensboro, NC                              01/31/90
     Mayfair Mansions                                 Washington, DC                              03/21/90
     Oakview Square                                  Chesterfield, MI                            03/22/89
     Whitehills II                                   Howell, MI                                  04/21/90
     Orchard View                                    Gobles, MI                                  04/29/90
     Lakeside Square                                 Chicago, IL                                 05/17/90
     Lincoln Green                                   Old Town, ME                                03/21/90
     Brown Kaplan                                    Boston, MA                                  07/01/90
     Green tree Village                              Greenville, GA                              07/06/90
     Canfield Crossing                               Milan, MI                                   08/20/90
     Findlay Market                                  Cincinnati, OH                              08/15/90
     Seagraves**                                     Seagraves, TX                               11/28/90
     West Pine                                       Findlay, PA                                 12/31/90
     BK Apartments                                   Jamestown, ND                               12/01/90
     46th & Vincennes                                Chicago, IL                                 03/29/91
     Gateway Village Garden **                       Azle, TX                                    06/24/91

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Leawood Manor which is 89%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

** As of March 31, 1998, the Managing General Partner has transferred all of the assets of ten of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Seagraves Housing, Grandview Housing, Bryson Housing, Rhome Housing, Bent Tree Housing,Justin Housing, Valley View Housing, Nocona Terrace Housing, Bowie Housing and Pine Manor Housing were transferred prior to March 31, 1998. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter to transfer title to the remaining two Texas Partnerships to unaffiliated buyers. If negotiations continue as expected, Pinewood Terrace will be transferred in July 1998, and Gateway Village will be transferred in January of 1999. In the meantime, operating deficits continue to be funded from Partnership Reserves.

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

With the exception of Leawood Manor and the Texas Partnerships, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1998, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: Sencit Townhouse L.P., Allentown Townhouse L.P. and Prince Street Ltd., representing 10.94%, have AIMCO Properties as Local General Partner; Greentree Village L.P. and Buena Vista Properties L.P., representing
 .59%, have Norsouth Corporation as Local General Partner; and Whitehills Apartments Co., L.P., Milan Apartments Co., L.P. and Gobles LDHA, L.P., representing 1.10%, have First Centrum as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

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

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-seven Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor and BK Associates, which are 89% and 49.5%, respectively.

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

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; and iii) repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.


                                                   Capital Contributions
                                                  Total          Total Paid         Mtge. Loans
Local Limited Partnership          Number of    committed at     through March      payable at                        Occupancy at
Property Name                      Apt. Units   March 31, 1998       31, 1998       December 31,     Type of             March 31,
Property Location                                                                       1997         Subsidy*              1998
-------------------------------    ----------   --------------  ---------------    ----------------- -----------      --------------
Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                          224        $3,363,776        $3,363,776       $5,508,316          None             99%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                         134         2,125,000         2,125,000        3,080,713          None             97%

Leawood Associates, L.P.**
   A Limited Partnership
Leawood Manor
Leawood, KS                          254         7,497,810         7,497,810        7,471,460          None             96%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA                      58         2,482,107         2,482,107        2,236,792        Section 8          94%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                        160         1,589,403         1,589,403        6,574,639        Section 8         100%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                        201         1,996,687         1,996,687        7,980,992        Section 8         100%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                      201         1,996,687         1,996,687        6,966,525        Section 8         100%


                                                        Capital Contributions
                                                          Total         Total Paid      Mtge. Loans
Local Limited Partnership                 Number of    committed at    through March      payable at                   Occupancy at
Property Name                            Apt. Units   March 31, 1998      31, 1998       December 31,   Type of           March 31,
Property Location                                                                             1997      Subsidy*           1998
--------------------------------------   ------------ ---------------- --------------- -------------- -----------     --------------
East Rusk Housing Associates, LTD (A)**
Pinewood Terrace Apartments
Rusk, TX                                      84         269,515         269,515       1,087,288        FmHA            10%

Gateway Housing Associates, LTD (A)**
Gateway Village Garden Apts.
Azle, TX                                      50         251,326         251,326       1,162,111        FmHA            98%

Justin Housing Associates, LTD(A)
Justin Place
Justin, TX

Grandview Housing Associates, LTD (A)
Grandview
Grandview, TX

Buena Vista Limited Partnership
Hampton Lane (Buena Vista)
Buena Vista, GA                               24         153,474         153,474         717,351        FmHA            95%

Audobon Group, L.P.
   A Massachusetts Limited Partnership
Audobon
Boston, MA                                    37       2,640,419       2,640,419       3,127,020      Section 8         92%

Bent Tree Housing Associates (A)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (A)
Royal Crest (Bowie)
Bowie, TX



                                                Capital Contributions
                                                       Total         Total Paid     Mtge. Loans
Local Limited Partnership               Number of    committed at    through March   payable at                      Occupancy at
Property Name                          Apt. Units   March 31, 1998      31, 1998    December 31,     Type of           March 31,
Property Location                                                                      1997          Subsidy*           1998
-------------------------------------- ------------ ---------------- ------------- -------------   -----------        -----------
Nocona Terrace Housing
   Associates, LTD (A)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (A)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (A)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LTD (A)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                             273        5,000,000        5,000,000     6,925,240       None                 94%

Bryson Housing Associates, LTD (A)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                              40          361,444          361,444     1,645,417       FmHA                100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                            48        1,000,000        1,000,000     1,132,541       None                 80%





                                                 Capital Contributions
                                                      Total        Total Paid    Mtge. Loans
Local Limited Partnership             Number of    committed at   through March   payable at                      Occupancy at
Property Name                        Apt. Units   March 31, 1998     31, 1998    December 31,      Type of           March 31,
Property Location                                                                      1997        Subsidy*           1998
-----------------------------------  ------------ --------------  ------------- ---------------   -----------     -------------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                       569          4,250,000       4,250,000     21,403,483        Section 8          95%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI                     192          5,299,652       5,299,652      6,040,777          None             96%

Whitehills II Apartments Company
   Limited Partnership
Whitehills II
Howell, MI                            24            169,276         169,276        754,485          None             96%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                            24            162,022         162,022        738,752          FmHA            100%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                          308          3,978,813       3,978,813      6,178,202        Section 8          97%

Lincoln Green Associates, A Limited
   Partnership
Lincoln Green
Old Towne, ME                         30            352,575         352,575      1,209,526        Section 8          97%

Brown Kaplan Limited Partnership
Brown Kaplan
Boston, MA                            60          3,024,663       3,024,663      7,851,941          Loans            98%


                                                     Capital Contributions
                                                      Total        Total Paid   Mtge. Loans
Local Limited Partnership              Number of   committed at   through March payable at                       Occupancy at
Property Name                          Apt. Units  March 31, 1998    31, 1998   December 31,     Type of           March 31,
Property Location                                                                  1997          Subsidy*           1998
-------------------------------------- ----------  -------------- ------------   ------------    ---------       ------------
Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                             24           145,437       145,437        658,485         FmHA            96%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                                  32           230,500       230,500      1,017,410         FmHA            97%

Findlay Market Limited Partnership
Findlay Market
Cincinnati, OH                             49         1,313,595     1,313,595      1,332,929       Section 8         65%

Seagraves Housing Associates, LTD. (A)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                                38           313,445       313,445      1,677,531         FmHA            89%

B-K Apartments Limited Partnership
BK Apartments
Jamestowne, ND                             48           290,000       290,000        875,000       Section 8         75%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                                28           751,120       751,120      1,311,435       Section 8         97%
                                       ------      ------------   -----------   ------------
                                        3,214        51,008,746    51,008,746    106,666,361
                                       ======
Less:  **Combined Entities                            8,018,651     8,018,651      9,720,859
                                                   ------------   -----------   ------------
                                                   $ 42,990,095   $42,990,095   $ 96,945,502
                                                   ============   ===========   ============


     * FmHA       This subsidy,  which is  authorized  under Section 515 of
                  the Housing Act of 1949, can be one or a combination of many different types. For instance, FmHA may provide: 1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) rental assistance subsidies to tenants which allow them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

     Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

     (A) As of March 31, 1998, the Managing General Partner has transferred all of the assets of ten of the Texas Partnerships subject to their liabilities. The two remaining Texas Partnerships will be transferred after March 31, 1998. The ten transferred Texas Partnerships had total capital contributions and mortgage payable amounts of $1,049,282 and $4,498,623, respectively, as of the transfer dates.

Two Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. The first is Leawood Associates, L.P. ("Leawood Manor"). Leawood Manor, representing 14.7% of the total capital contributions to Local Limited Partnerships, is a 254-unit apartment complex located in Leawood, Kansas. Leawood Manor is financed by a first mortgage at 8%, with an accrual rate of 11.75% and monthly payments of $77,850 plus 95% of the net cash flows as defined by the mortgage agreement. On July 10, 1999, the reduced payment rate is scheduled to increase to 10%. The mortgage note matures in July 2006 and is collateralized by the property.

The other Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnerships is Oakview Square Limited Partnership ("Oakview Square"). Oakview Square, representing 10.4% of the total capital contributions to Local Limited Partnerships, is a 192-unit apartment complex located in Chesterfield, Michigan. Oakview Square is financed by a first mortgage loan at 9.75% interest and a 35 year term. The loan matures in April 2010.

The duration of the leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.


Item 3.  Legal Proceedings

Bently Court is involved in an audit by the IRS in which the IRS is questioning the treatment of certain items and included findings for non-compliance in 1993. On behalf of the Partnership, the Managing General Partner hired attorneys to respond to the IRS. The Managing General Partner was just advised that the local general partner for this property has been indicted on various criminal charges. The Managing General Partner has not yet obtained a copy of this indictment. However, the counsel mentioned above does not believe this indictment is likely to have a material impact on the tax issues facing this partnership.

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.


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

As of June 15, 1998, there were 3,882 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 1998, 1997 and 1996.

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

                                            March 31,      March 31,     March 31,         March 31,      March 31,
                                             1998           1997           1996             1995           1994
Revenue (C)                              $  2,061,588  $  2,099,229     $  2,633,694    $  2,506,970    $  1,765,316
Equity in losses of Local Limited
   Partnerships (C)                        (1,405,591)   (2,747,270)      (2,957,339)     (3,688,171)     (4,055,382)
Net loss                                   (3,950,858)   (5,503,780)      (5,046,594)     (6,661,959)     (5,954,828)
   Per Limited Partnership Unit                (57.48)       (80.08)          (73.43)         (96.93)         (86.64)
Cash and cash equivalents (C)                 386,059       288,153          414,451         532,287         466,607
Marketable securities                         985,849     1,056,590        1,428,765       1,962,559       3,439,855
Investments in Local Limited
   Partnerships                            15,959,055    19,593,420       22,748,929      26,117,975      30,902,613
Total assets (A)                           31,608,124    36,632,053       41,744,078      50,243,398      57,149,940
Long-term debt (C)                          9,720,859    11,111,888       11,228,864      14,636,443      14,671,667
Total liabilities (C)                      13,857,576    14,948,056       14,550,850      17,903,195      18,115,404
Cash Distribution                                   -             -                -               -               -
   Per Limited Partnership Unit                     -             -                -               -               -
Other Data:
Passive loss (B)                           (5,850,622)   (6,118,380)      (6,562,619)     (6,695,703)     (7,069,544)
   Per Limited Partnership Unit (B)            (85.12)       (89.02)          (95.48)         (97.42)        (102.86)
Portfolio income (B)                          399,057       511,058          627,741         401,044         703,566
   Per Limited Partnership Unit (B)              5.81          7.44             9.13            5.84           10.24
Low-Income Housing Tax Credit (B)           9,278,685     9,364,677        9,536,996       9,432,363       9,467,376
   Per Limited Partnership Unit (B)            134.57        135.81           138.31          136.78          137.30
Recapture of Low-Income Housing
   Tax Credits (B)                            338,222       179,372                -               -               -
   Per Limited Partnership Unit (B)              4.92          2.61                -               -               -
Local Limited Partnership interests
   owned at end of period (D)                      27            32               34              37              37

(A) Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credits per Limited Partnership Unit for 1998, 1997, 1996, 1995 and 1994
      represents the amount allocated to individual investors. Corporate investors were allocated $137.27, $138.59, $141.11, $139.60 and $140.08 per Unit in 1998, 1997, 1996, 1995 and 1994, respectively.

(C) Revenue for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 includes $1,911,961, $1,941,455, $2,522,643, $2,354,347 and $1,621,789,
      respectively, of total revenue from Leawood Manor and the Texas Partnerships. Equity in losses of Local Limited Partnerships for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 does not include ($26,848),$1,808,207, $1,165,223, $1,199,409 and $1,063,808, respectively, of losses from Leawood Manor and the Texas Partnerships that have been combined with the Partnership's loss. Cash and cash equivalents at March 31, 1998, 1997, 1996, 1995 and 1994 includes $113,251, $71,426, $107,545,
      $250,751 and $145,627, respectively, of cash and cash equivalents from Leawood Manor and the Texas Partnerships. The total amount of long-term debt is related to Leawood Manor and the Texas Partnerships. Total liabilities for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 includes $13,200,479, $14,529,452, $14,368,374, $17,756,853 and
      $18,051,535, respectively, of liabilities from Leawood Manor and the Texas Partnerships (other than the Texas Partnerships described in (D) below).

(D) As of March 31, 1998, the Managing General Partner has transferred all of the assets of ten of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The two remaining Texas Partnerships will be transferred after March 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $97,906 from $288,153 at March 31, 1997 to $386,059 at March 31, 1998. The increase is mainly attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are offset by cash used for operations, repayment of mortgage principal and purchase of rental property by the Combined Entities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,162,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,096,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $1,055,000 of operating funds to replenish Reserves. At March 31, 1998, approximately $1,200,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,162,000 noted above, the Partnership has also advanced approximately $744,000 to the Texas Partnerships to fund operating deficits. Approximately $366,000 has also been advanced to two other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the year ended March 31, 1998.

Results of Operations

1998 versus 1997

The Partnership's results of operations for the fiscal year ended March 31, 1998 resulted in a net loss of $3,950,858 compared to a net loss of $5,503,780 for the same period in 1997. The decrease in net loss is primarily attributable to the recognition of extraordinary gain on cancellation of indebtedness for three of the Texas Partnerships, a decrease in equity in losses of Local Limited Partnerships and a decrease in the provision for valuation of rental property. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships is expected to continue. The expected transfers of Pinewood Terrace Apartments and Gateway Village Apartments in July 1998 and January 1999, respectively, will result in additional extraordinary gain on cancellation of indebtedness. The gain on debt cancellation and decrease in equity in losses of Local Limited Partnerships were partially offset by a provision for valuation of two investments in Local Limited Partnerships recorded in 1998.

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

Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.

Low-Income Housing Tax Credits

The 1997, 1996 and 1995 Tax Credits per Unit were $134.57, $135.81 and $138.31, respectively, for individual investors. The 1997, 1996 and 1995 Tax Credits per Unit were $137.27, $138.59 and $141.11, respectively, for corporate investors.

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

As of March 31, 1998, each of the twenty-seven properties have been placed in service and their apartment units are qualified. The credits, which have stabilized, are expected to remain the same for the next two years, and then they are expected to decrease as properties reach the end of the ten year credit period. The Partnership has transferred ten of the Texas Partnerships and is in the process of transferring the remaining two Texas Partnerships. There will be a nominal recapture of tax credits since the Texas Partnerships represent only 3% of the Partnerships' tax credits.

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

On November 10, 1997, the Partnership transferred 50% of its interest in capital and profits of BK Apartments to the local general partner in order to protect the Partnership in the event of recapture of these tax credits. The first stage of this transfer will cause approximately one-half of the recapture liability to flow to the local general partner.


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

Audobon Apartments, located in Massachusetts, is operating below break-even primarily due to decreased rental subsidy assistance, increased operating expenses and adverse market conditions. The SHARP mortgage subsidy has been an important part of the property's annual income. However, effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner joined a group of interested parties and is working with MHFA to find a solution to the problems that will arise as a result of withdrawn subsidies. Given the dependence on the mortgage subsidy, it is possible that the property will default on its mortgage obligation in the near future. It is possible that Partnership Reserves will be used to support the property until these issues can be resolved. The Local General Partner has also obtained preliminary approval for releases from lender escrows to fund certain cash deficits. In addition to the SHARP issues, the Managing General Partner continues to work with the lender to develop a satisfactory workout. It is likely that a workout would require an advance from Partnership Reserves. For financial reporting purposes the carrying value of this investment is zero.

Bentley Court, located in Columbia, South Carolina, continues to generate significant deficits despite the July 1996 debt refinancing. As previously reported, an agreement was set up with the lender which enabled an affiliate of the Managing General Partner to become an additional General Partner and substitute management agent, subject to lender approval, with the right to take control of the property if it becomes necessary. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement, the lender has the right to remove the management company. In addition, the IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of treatment of certain items and findings for non-compliance in 1993. Management now understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner hired attorneys to appeal the findings in the IRS report in order to minimize the loss of credits. The Managing General Partner was just advised that the Local General Partner for this property has been indicted on various criminal charges. The Managing General Partner has not yet obtained a copy of this indictment. In the opinion of management, there is a risk that Bentley Court will suffer some tax credit recapture or credit disallowance. However, management cannot quantify the risk at this time. The Managing General Partner will continue to monitor property operations and the Local General Partner closely. Operating deficits are currently being funded by
the Local General Partner.   As a result of the continuing tax issues
at this property, management has decided to fully reserve the Partnership's investment in Bentley Court.

As previously reported, BK Apartments, located in Jamestown, North Dakota, has been generating operating deficits despite improved occupancy. The lender issued a default notice and threatened to foreclose. A workout agreement was negotiated and completed on November 10, 1997. The Managing General Partner is closely monitoring the workout plan with the local general partner. Furthermore, in November 1997, the Managing General Partner consummated a transfer of 50% of its interest in capital and profits of BK Apartments Limited Partnership to the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

At Findlay Market (Cincinnati, Ohio), reconstruction of the property units damaged by fire was completed in December 1996, and lease-up continues. As previously reported, in order to reconstruct the units, the Partnership agreed to advance up to $345,000 to help cover the funding shortfall between the insurance proceeds, lender funding and a City grant. To date, the Partnership has advanced approximately $297,000 of this amount. However, the property continues to generate operating deficits which caused the default of the first mortgage. At this juncture, the lender is not amenable to a cure of the mortgage and is expected to exercise its right to foreclose on the mortgage. Despite these indications, the Managing and Local General Partners continue to negotiate with the lender in hopes of averting a foreclosure. A foreclosure of this property will result in recapture of tax credits and the allocation of taxable income to the Partnership. For financial reporting purposes, the carrying value of this investment has been written down to zero.

As previously reported, the Managing General Partner transferred all of the assets of five of the Texas Partnerships, subject to their liabilities, to unaffiliated entities in 1996. In 1997, the Managing General Partner transferred all of the assets of five of the remaining seven Texas Partnerships, subject to their liabilities, to unaffiliated entities. Additional transfers of the two remaining Texas Partnerships, Pinewood Terrace and Gateway Village, are expected to take place in July 1998 and January 1999, respectively.

For tax purposes, this transfer event of Pinewood Terrace and Gateway Village will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the current value is compared to the fair value and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1998, 1997, and 1996.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street IV, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr. and Donna C. Gibson, Vice Presidents of the Managing General Partner, resigned their positions effective June 30, 1995 and September 13, 1996, respectively. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as Managing Director and Chief Operating Officer of the General Partner on March 23, 1998.

The Managing General Partner was incorporated in December 1988. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                        Position

Jenny Netzer                        Managing Director and President
Michael H. Gladstone                Managing Director, Vice President and Clerk
Randolph G. Hawthorne               Managing Director, Vice President and
                                      Chief Operating Officer
James D. Hart                       Chief Financial Officer and Treasurer
Paul F. Coughlan                    Vice President
Peter G. Fallon, Jr.                Vice President
William E. Haynsworth               Vice President

The other General Partner of the Partnership is Arch Street IV Limited Partnership, a Massachusetts Limited Partnership ("Arch Street IV L.P.") that was organized in December 1988. Arch Street IV, Inc. is the managing general partner of Arch Street IV L.P.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this Report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 42, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA, 1982). He joined Boston Financial in 1985 and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and has served on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

Randolph G. Hawthorne, age 48, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of the firm, Mr. Hawthorne's primary responsibility is structuring and acquiring real estate investments. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the Amos Tuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 54, is a graduate of Brown University (B.A., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972 and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 59, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, to raise capital for the firm's investments. He is currently a Senior Vice President and a member of the Institutional Tax Credits Team with responsibility for marketing institutional investments. Previously, he has served as president of BFG Securities, as a director of Boston Financial and as marketing director for public and corporate funds. Mr. Fallon has also served as Chairman of the Board of Directors for Boston College High School, as well as a director of a local bank.

William E. Haynsworth, age 58, is a graduate of Dartmouth College (B.A., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Prior to joining Boston Financial in 1977, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Appointed Senior Vice President in 1986, Mr. Haynsworth brings over 25 years of experience structuring real estate investments. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street IV, Inc., nor the partners of Arch Street IV L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1998, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:


                                                 Amount
Title of Class     Name and Address of        Beneficially
                    Beneficial Owner             Owned          Percent of Class
---------------  ------------------------   -----------------  -----------------

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

Arch Street IV L.P. owns five (unregistered) Units not included in the 68,043 Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street IV, Inc., Arch Street IV L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possess a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expense reimbursements made in the three years ending March 31, 1998 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, Boston Financial is to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by Boston Financial or its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization
of the Partnership.   Such expenses include printing  expenses  and  legal,
accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. From inception through March 31, 1998, $8,351,601 of organization fees and expenses incurred on behalf of the Partnership were paid
and reimbursed to an affiliate of the Managing General Partner.   Total
organization and offering expenses did not exceed 5.5% of the gross offering proceeds.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling
$5,080,756 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the three years ended March 31, 1998.


Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,352 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Fees earned in each of the three years ended March 31, 1998 are as follows:

                               1998              1997                1996
                             ----------        ----------          ----------

 Asset management fees       $  222,066        $  250,509          $  252,599

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the three years ended March 31, 1998 are as follows:

                                    1998              1997               1996
                                   ----------        ----------       ----------

 Salaries and benefits expense
 reimbursements                    $  147,039        $  136,075       $  155,984


Property Management Fees

BFPM is the management agent of the Texas Partnerships and Leawood Manor, properties in which the Partnership has invested. The property management fee earned is 5% of the properties' gross revenues. Fees earned by BFPM, which have been included in the Combined Statements of Operations for each of the three years ended March 31, 1998, are as follows:

                                    1998              1997                1996
                                 ----------        ----------          ---------

Property management fees         $  122,823        $  129,241         $  101,364


BFPM is the  management  agent for Oakview  Square,  Whitehills  II  Apartments,
Orchard View and Canfield Crossing, properties in which the Partnership invested. The property management fee charged is 5% of the properties' gross revenues. Fees earned by BFPM, which have been included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements in Part II, Item 8 for each of the three years ended March 31, 1998, are as follows:
                               1998              1997                1996
                             ----------        ----------         ---------

Property management fees     $  77,411         $  65,926          $  62,634

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street IV, Inc. and Arch Street IV Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were made to the General Partners in any of the three years ended March 31, 1998.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1998 is presented in Note 5 to the Combined Financial Statements in Part II Item 8.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report.

In response to this portion of Item 14, the financial statements, financial statement schedules and the auditors' report relating thereto are submitted as a separate section of this Report. See Index on page F-1 hereof.

The reports of auditors of the Local Limited Partnership relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
(28)(1) of this Report.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

(a)(3)(b)   Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 1998.

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

                           Leawood Manor


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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street IV, Inc.
         its Managing General Partner



     By:  /s/Randolph G. Hawthorne                   Date: 6/30/98
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:  /s/Randolph G. Hawthorne                   Date: 6/30/98
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer



     By:   /s/Michael H. Gladstone                   Date: 6/30/98
           Michael H. Gladstone
           A Managing Director


                                             F-1
                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                      (A Limited Partnership)

                                    Annual Report on Form 10-K
                                   For the Year Ended March 31, 1998
                                                Index



                                                                       Page No.

Report of Independent Accountants                                         F-2

Combined Financial Statements

  Combined Balance Sheets - March 31, 1998 and 1997                       F-3

  Combined Statements of Operations - Years Ended
   March 31, 1998, 1997 and 1996                                          F-4

  Statements of Changes in Partners' Equity
   - Years Ended March 31, 1998, 1997 and 1996                            F-6

  Combined Statements of Cash Flows - Years Ended
   March 31, 1998, 1997 and 1996                                          F-7

  Notes to the Combined Financial Statements                              F-9

Financial Statement Schedule

  Schedule III - Real Estate and Accumulated
   Depreciation                                                           F-27

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                           (A Limited Partnership)

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV
(A Limited Partnership)

We have audited the combined balance sheets of Boston Financial Qualified Housing Tax Credits L.P. IV (A Limited Partnership) ("BFQH IV") as of March 31, 1998 and 1997 and the related combined statements of operations, changes in partners' equity, and cash flows and the financial statement schedule listed in
Item 14(a) of this Report on Form 10-K for each of the three years in the period ended March 31, 1998. These financial statements and financial statement schedule are the responsibility of BFQH IV's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. BFQH IV accounts for its investments in Local Limited Partnerships as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. In 1998 and 1997, 86% and 77% of total assets, respectively, and in 1998, 1997 and 1996, 36%, 73% and 73% of net loss, respectively, reflected in the combined financial statements of BFQH IV, relate to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of those Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of BFQH IV at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 22, 1998

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                               (A Limited Partnership)


                                           F-8
                     COMBINED BALANCE SHEETS - MARCH 31, 1998 AND 1997

                                                                        1998                    1997
                                                                   -------------            ------------
Assets
Cash and cash equivalents                                          $     386,059            $    288,153
Marketable securities, at fair value (Note 3)                            985,849               1,056,590
Accounts receivable, net of allowance for bad debt of $314,316
   and $337,793 in 1998 and 1997, respectively                            12,759                  23,778
Tenant security deposits                                                  85,340                  98,963
Investments in Local Limited Partnerships,
   net of reserve for valuation of $2,724,482
   and $945,277 in 1998 and 1997, respectively (Note 4)               15,959,055              19,593,420
Rental property at cost, net of
   accumulated depreciation  (Note 6)                                 13,846,553              15,217,196
Mortgagee escrow deposits                                                114,300                 106,501
Deferred charges, net of $176,768 and $156,662 of
   accumulated amortization in 1998 and 1997,
   respectively                                                          189,076                 209,182
Other assets                                                              29,133                  38,270
                                                                   -------------            ------------
     Total Assets                                                  $  31,608,124            $ 36,632,053
                                                                   =============            ============


Liabilities and Partners' Equity
Mortgage notes payable (Note 7)                                    $   9,720,859            $ 11,111,888
Accounts payable to affiliates (Note 5)                                  602,600                 390,926
Accounts payable and accrued expenses                                    340,574                 366,076
Interest payable (Note 7)                                                627,412                 507,457
Tenant security deposits payable                                          84,131                  89,709
Payable to affiliated Developer (Note 8)                               2,482,000               2,482,000
                                                                   -------------            ------------
     Total Liabilities                                                13,857,576              14,948,056
                                                                   -------------            ------------

Minority interest in Local Limited Partnerships                          432,469                 421,489
                                                                   -------------            ------------

General, Initial and Investor Limited Partners' Equity                17,316,902              21,267,760
Net unrealized gains (losses) on marketable securities                     1,177                  (5,252)
                                                                   -------------            ------------
     Total Partners' Equity                                           17,318,079              21,262,508
                                                                   -------------            ------------
     Total Liabilities and Partners' Equity                        $  31,608,124            $ 36,632,053
                                                                   =============            ============


                    The accompanying notes are an integral part of the combined financial statements.


                                                               COMBINED STATEMENTS OF OPERATIONS

                                                          YEARS ENDED MARCH 31, 1998, 1997, AND 1996

                                                            1998               1997             1996
                                                       ------------       ------------      ------------
Revenue:
   Rental                                              $  1,831,495       $  1,846,570      $  2,422,830
   Investment                                               108,299            130,027           148,235
   Other                                                    121,794            122,632            62,629
                                                       ------------       ------------      ------------
     Total Revenue                                        2,061,588          2,099,229         2,633,694
                                                       ------------       ------------      ------------

Expenses:
   Asset management fees, related party (Note 5)            222,066            250,509           252,599
   General and administrative (includes
    reimbursement to affiliate in the amounts
    of $147,039, $136,075 and $155,984,
    respectively) (Note 5)                                  348,400            462,680           561,221
   Bad debt expense                                         176,648            300,835            41,046
   Rental operations, exclusive of depreciation           1,025,546          1,170,804         1,598,259
   Property management fees, related party (Note 5)         122,823            129,241           101,364
   Interest (Note 7)                                      1,012,385            987,379         1,130,490
   Provision for valuation of rental property               181,098            791,830                 -
   Provision for valuation of
     investments in Local Limited
     Partnerships (Note 4)                                1,880,482                  -            69,047
   Depreciation (Note 6)                                    658,377            746,829           917,812
   Amortization                                             110,330            107,784           135,652
                                                       ------------       ------------      ------------
     Total Expenses                                       5,738,155          4,947,891         4,807,490
                                                       ------------       ------------      ------------

Loss before equity in losses of Local Limited
   Partnerships, minority interest, loss on
   liquidation of interests in Local Limited Partnerships
   and extraordinary item                                (3,676,567)        (2,848,662)       (2,173,796)

Equity in losses of Local Limited
   Partnerships (Note 4)                                 (1,405,591)        (2,747,270)       (2,957,339)

Minority interest in losses of
   Local Limited Partnerships                                81,241             92,152            84,541

Loss on liquidation of interests
   in Local Limited Partnerships (Note 9)                    (3,922)                 -                 -
                                                       ------------       ------------      ------------

Net loss before extraordinary item                       (5,004,839)        (5,503,780)       (5,046,594)

Extraordinary gain on cancellation of indebtedness        1,053,981                  -                 -
                                                       ------------       ------------      ------------

Net Loss                                               $ (3,950,858)      $ (5,503,780)     $ (5,046,594)
                                                       ============       ============      ============

Net Loss allocated:
   General Partners                                    $    (39,509)      $    (55,038)     $    (50,466)
   Limited Partners                                      (3,911,349)        (5,448,742)       (4,996,128)
                                                       ------------       ------------      ------------
                                                       $ (3,950,858)      $ (5,503,780)     $ (5,046,594)
                                                       ============       ============      ============


                   The accompanying notes are an integral part of the combined financial statements.

                                 YEARS ENDED MARCH 31, 1998, 1997, AND 1996

                                                            1998               1997             1996
                                                       ------------       ------------      -----------

Net loss before extraordinary item per Limited
   Partnership Unit (68,043 Units)                     $     (72.82)      $     (80.08)     $    (73.43)
                                                       ============       ============      ===========

Extraordinary item per Limited Partnership Unit
   (68,043 Units)                                      $      15.34       $      -          $      -
                                                       ============       ============      ===========


Net Loss per Limited Partnership
Unit (68,043 Units)                                    $     (57.48)      $     (80.08)     $    (73.43)
                                                       ============       ============      ===========



                    The accompanying notes are an integral part of the combined financial statements.

                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                           YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                                     Net
                                                    Initial       Investor       Unrealized
                                     General        Limited        Limited          Gains
                                     Partners      Partners       Partners        (Losses)            Total
Balance at March 31, 1995           $  (272,904)     $ 5,000   $ 32,086,038       $(37,598)    $ 31,780,536

Net change in net unrealized losses
    on marketable securities
    available for sale                        -            -              -         37,866           37,866

Net Loss                                (50,466)           -     (4,996,128)             -       (5,046,594)
                                    -----------      -------   ------------       --------     ------------

Balance at March 31, 1996              (323,370)       5,000     27,089,910            268       26,771,808

Net change in net unrealized gains
    on marketable securities
    available for sale                      -              -              -         (5,520)          (5,520)

Net Loss                                (55,038)           -     (5,448,742)             -       (5,503,780)
                                    -----------      -------   ------------       --------     ------------

Balance at March 31, 1997              (378,408)       5,000     21,641,168         (5,252)      21,262,508

Net change in net unrealized losses
    on marketable securities
    available for sale                        -            -              -          6,429            6,429

Net Loss                                (39,509)           -     (3,911,349)             -       (3,950,858)
                                    -----------      -------   ------------       --------     ------------

Balance at March 31, 1998           $  (417,917)     $ 5,000   $ 17,729,819       $  1,177     $ 17,318,079
                                    ===========      =======   ============       ========     ============


                         The accompanying notes are an integral part of the combined financial statements.


                                 COMBINED STATEMENTS OF CASH FLOWS

                             YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                               1998             1997             1996
                                                           ------------    ------------      ------------
Cash flows from operating activities
   Net Loss                                                $ (3,950,858)   $ (5,503,780)     $ (5,046,594)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
     Equity in losses of Local Limited Partnerships           1,405,591       2,747,270         2,957,339
     Extraordinary gain on cancellation of indebtedness      (1,053,981)              -                 -
     Loss on liquidation of interests in
       Local Limited Partnerships                                 3,922               -                 -
     Cash distribution income included in
       cash distributions from Local Limited
       Partnerships                                             (64,034)        (19,584)                -
     Provision for valuation of
       investments in Local Limited Partnerships              1,880,482               -            69,047
     Other                                                       (5,456)              -            (3,642)
     Bad debt expense                                           176,648         300,835            41,046
     Provision for valuation of rental property                 181,098         791,830                 -
     Depreciation and amortization                              768,707         854,613         1,053,464
     Loss on sale of marketable securities                        1,902           1,310             3,775
     Minority interest in losses of Local
       Limited Partnerships                                     (81,241)        (92,152)          (84,541)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
     Accounts receivable, net                                    10,918          15,868            23,462
     Tenant security deposits                                    11,385          11,006           (34,621)
     Mortgagee escrow deposits                                   (7,945)          6,867           (17,497)
     Other assets                                                 3,983          (2,805)            4,671
     Accounts payable to affiliates                             205,805         250,503            10,301
     Accounts payable and accrued expenses                       81,313         (43,617)          197,135
     Interest payable                                           180,471         289,020           128,518
     Tenant security deposits payable                            (3,340)          4,004            (5,609)
                                                           ------------    ------------      ------------
   Net cash used for operating activities                      (254,630)       (388,812)         (703,746)
                                                           ------------    ------------      ------------

Cash flows from investing activities:
   Return of investment in Local Limited Partnership                  -           3,331                 -
   Purchases of marketable securities                          (623,364)       (487,098)       (1,466,927)
   Proceeds from sales and maturities
     of marketable securities                                   698,632         852,443         2,034,812
   Cash distributions received from Local
     Limited Partnerships                                       318,180         332,439           278,721
   (Advances to) reimbursements from
     Local Limited Partnerships                                  42,133        (336,775)          (49,269)
   Purchase of rental property and equipment                    (81,449)       (127,283)         (116,811)
                                                            -----------    ------------      ------------
Net cash provided by investing activities                       354,132         237,057           680,526
                                                            -----------    ------------      ------------

Cash flows from financing activities:
   Capital contributions received                                92,221          92,221            29,431
   Advances from affiliate                                       20,851          50,212            90,287
   Payment of mortgage principal                               (114,668)       (116,976)         (214,334)
                                                            -----------    ------------      ------------
Net cash provided by (used for) financing activities             (1,596)         25,457           (94,616)
                                                            -----------    ------------      ------------

                       The accompanying notes are an integral part of the combined financial statements.


                                 YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                               1998             1997             1996
                                                           ------------    ------------      ------------

Net increase (decrease) in cash and cash equivalents             97,906        (126,298)         (117,836)

Cash and cash equivalents, beginning                            288,153         414,451           532,287
                                                           ------------    ------------      ------------

Cash and cash equivalents, ending                          $    386,059    $    288,153      $    414,451
                                                           ============    ============      ============

Supplemental disclosure:
   Cash paid for interest                                  $    831,914    $    698,359      $  1,001,972
                                                           ============    ============      ============

Non-cash disclosure:

See Note 9 for discussion on the transfers of certain Texas Partnerships.


                  The accompanying notes are an integral part of the combined financial statements.


                    Notes to the Combined Financial Statements

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to:(i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street IV, Inc., which serves as the Managing General Partner, and Arch Street IV L.P. which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

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

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.

Under the terms of the Partnership Agreement, the Partnership initially designated 4% of the gross proceeds from the sale of Units as a Reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1998, the Managing General Partner has designated approximately $1,200,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities, using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss of the Local Limited Partnership, additional investments and cash distributions from the Local Limited Partnership. Equity in income or loss of the Local Limited Partnership's is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, the Local Limited Partnerships investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when the Partnership's respective carrying value of the Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income, and distributions received will be recorded as income.

Basis of Presentation and Combination (continued)

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1997, 1996 and 1995.

On September 13, 1991, an affiliate of the Partnership's Managing General Partner, BF Leawood, Inc., became the General Partner of Leawood Associates, L.P. ("Leawood Manor"), a Local Limited Partnership in which the Partnership has invested. BF Leawood, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the Managing General Partner. Since the Local General Partner of Leawood Manor is now an affiliate of the Partnership and has a controlling financial interest as set forth in paragraph 22 of ARB 51, these combined financial statements include all financial activity of Leawood Associates, L.P. for the years ended December 31, 1997, 1996 and
1995.  All  significant   intercompany   balances  and  transactions  have  been
eliminated.

On October 6, 1993, an affiliate of the Partnership's Managing General Partners, BF Texas Limited Partnership, became an additional Local General Partner with responsibility for all management decisions in twelve Local Limited Partnerships (the "Texas Partnerships") in which the Partnership has invested. Since the Local General Partner of the Texas Partnerships was an affiliate of the Partnership, and had a controlling financial interest in these Local Limited Partnerships as set forth in paragraph 22 of ARB 51, these combined financial statements included the financial activity of the twelve Texas Partnerships beginning in the year ended December 31, 1994. Prior to March 31, 1996, control of seven of these Texas Partnerships was transferred to unrelated parties, and as such, as of that date, these partnerships were accounted for on the equity method (see Note 9). During the years ended March 31, 1998 and 1997, the Partnership relinquished its interest in these seven Texas Partnerships. During the year ended March 31, 1998, the Partnership also relinquished its interest in three of the five remaining Texas Partnerships. As of March 31, 1998, the financial statements of the remaining two Texas Partnerships are combined with the Partnership's financial statements. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of Leawood Manor and the Texas Partnerships on a 90 day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships. As used herein the "Combined Entities" refers to Leawood Manor and the Texas Partnerships, prior to the transfer of control referenced above.

Loans and operating advances to Local Limited Partnerships ($19,947 and $336,775 during the years ended March 31, 1998 and 1997, respectively) are reflected as receivables. A bad debt allowance is provided for such loans and advances deemed uncollectible ($314,316 and $309,835 at March 31, 1998 and 1997, respectively).

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

Basis of Presentation and Combination (continued)

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

Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations

Deferred Fees

Costs incurred in connection with the organization of the Partnership amounting to $50,000 have been deferred and amortized on a straight-line basis over 60 months.

Leawood Manor's deferred charges consist of financing fees, which are being amortized using the straight-line method over the term of the related debt.

Rental Property

Real estate and personal property of the Combined Entities are recorded in accordance with SFAS 121. The Combined Entities provide for depreciation using various methods over their estimated useful lives.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized  Unrealized         Fair
                                                    Cost             Gains       Losses          Value
     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   836,320       $  1,298     $ (2,249)     $   835,369

     Mortgage backed securities                      148,352          2,128            -          150,480
                                                 -----------       --------     --------      -----------

     Marketable securities
       at March 31, 1998                         $   984,672       $  3,426     $ (2,249)     $   985,849
                                                 ===========       ========     ========      ===========

     Debt securities issued by the
       US Treasury and other US
       Government agencies                       $   754,966       $  3,764     $ (7,169)     $   751,561

     Mortgage backed securities                      302,807          1,480       (3,328)         300,959

     Other debt securities                             4,069              1            -            4,070
                                                 -----------       --------     --------      -----------

     Marketable securities
       at March 31, 1997                         $ 1,061,842       $  5,245     $(10,497)     $ 1,056,590
                                                 ===========       ========     ========      ===========


The contractual maturities at March 31, 1998 are as follows:

                                                                   Fair
                                                 Cost             Value

     Due in one year or less                 $   464,590       $   464,737
     Due in one to five years                    371,730           370,632
     Mortgage backed securities                  148,352           150,480
                                             -----------       -----------
                                             $   984,672       $   985,849
                                             ===========       ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $699,000, $852,000 and $2,035,000 during the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Included in investment income are gross gains of $1,041 and gross losses of $2,943 which were realized on these sales in fiscal year 1998, gross gains of $4,471 and gross losses of $5,781 which were realized on these sales in fiscal year 1997 and gross gains of $12,646 and gross losses of $16,421 which were realized on these sales in fiscal year 1996.

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

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at March 31:
                                                               1998              1997           1996
Capital contributions paid to Local Limited
   Partnerships and purchase price paid
   to withdrawing partners of Local
   Limited Partnerships                                    $ 43,001,951     $ 43,318,237    $ 43,775,232

Cumulative equity in losses of Local Limited
   Partnerships  (excluding cumulative unrecognized
   losses of $2,445,394, $895,873 and $16,868 for
   the years ended 1998, 1997 and 1996, respectively)       (25,573,556)     (24,452,001)    (22,227,131)

Cash distributions received from Local
   Limited Partnerships                                      (1,808,459)      (1,490,279)     (1,157,840)
                                                           ------------     ------------    ------------

Investments in Local Limited Partnerships
   before adjustment                                         15,619,936       17,375,957      20,390,261

Excess of investment cost over the underlying
  net assets acquired:
   Acquisition fees and expenses                              3,899,388        3,910,599       3,930,470

   Accumulated amortization of acquisition
     fees and expenses                                         (835,787)        (747,859)       (658,755)
                                                           ------------     ------------    ------------

Investments in Local Limited Partnerships                    18,683,537       20,538,697      23,661,976

Reserve for valuation of investments
   in Local Limited Partnerships                             (2,724,482)        (945,277)       (913,047)
                                                           ------------     ------------    ------------
                                                           $ 15,959,055     $ 19,593,420    $ 22,748,929
                                                           ============     ============    ============

The Partnership has provided for a reserve for valuation for its investment in two Local Limited Partnerships, Findlay Market and Bentley Court, because there is evidence of non-temporary declines in the recoverable amounts of these investments.

Summarized financial information for each of the three years ended December 31, 1997, 1996 and 1995 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date (excluding the combined entities)is as follows:

Summarized Balance Sheets - as of December 31,

                                                              1997              1996            1995
                                                          -------------     ------------    ------------
Assets:
   Rental property, net                                   $ 114,216,561     $119,968,771    $121,655,134
   Current assets                                             4,386,715        4,512,930       5,285,738
   Other assets, net                                         11,196,370       11,160,325      10,916,051
                                                          -------------     ------------    ------------
     Total Assets                                         $ 129,799,646     $135,642,026    $137,856,923
                                                          =============     ============    ============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion              $  95,338,576     $ 98,043,569    $ 98,589,771
   Other liabilities                                          8,068,167        9,238,211       9,230,947
   Current liabilities (includes current
     portion of mortgage payable)                             8,647,970        7,371,825       4,912,957
                                                          -------------     ------------    ------------
     Total Liabilities                                      112,054,713      114,653,605     112,733,675
                                                          -------------     ------------    ------------

Partners' Equity:
   Partnership's equity                                      13,407,318       16,613,767      20,462,970
   Other Partners' equity                                     4,337,615        4,374,654       4,660,278
                                                          -------------     ------------    ------------
     Total Partners' Equity                                  17,744,933       20,988,421      25,123,248
                                                          -------------     ------------    ------------

     Total Liabilities and Partners' Equity               $ 129,799,646     $135,642,026    $137,856,923
                                                          =============     ============    ============

Summarized Income Statements -
for the years ended December 31,

Rental and other revenue                                  $  20,094,050     $ 19,632,293    $ 20,136,140
                                                          -------------     ------------    ------------

Expenses:
   Operating expenses                                        10,525,127       10,458,548      10,493,595
   Interest expense                                           7,356,242        7,621,226       7,412,019
   Depreciation and amortization                              4,807,406        4,847,371       4,933,894
                                                          -------------     ------------    ------------
     Total Expenses                                          22,688,775       22,927,145      22,839,508
                                                          -------------     ------------    ------------

Net Loss                                                  $  (2,594,725)    $ (3,294,852)   $ (2,703,368)
                                                          =============     ============    ============

Partnership's share of net loss                           $  (2,891,078)    $ (3,606,691)   $ (2,974,207)
                                                          =============     ============    ============
Other Partners' share of net loss                         $     296,353     $    311,839    $    270,839
                                                          =============     ============    ============

The summarized financial information of the Local Limited Partnerships above does not include Leawood Manor and the Texas Partnerships for the years ended December 31, 1997, 1996 and 1995. The balance sheets and statements of operations of these Local Limited Partnerships are combined with the Partnership's financial statements through the date that these partnerships were transferred (see Note 9).

For the fiscal years ended March 31, 1998, 1997 and 1996, the Partnership has not recognized $1,549,521, $879,005 and $16,868, respectively, of equity in losses relating to ten Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $13,407,318 differs from the Partnerships Investment in Local Limited Partnerships before adjustment of $15,619,936 primarily because of unrecognized losses as described above.

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

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.5% of the gross offering proceeds, and acquisition expenses did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling $5,080,756 have been paid to an affiliate of the Managing General Partner for the closing of the Partnership's Local Limited Partnership Investments. Approximately $2,125,000 of these fees are classified as capital contributions to Local Limited Partnerships in the summary of Investments in Local Limited Partnerships in Note 4 to the Combined Financial Statements. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner currently receives $7,352 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Combined Statements of Operations are Asset Management Fees of $222,066, $250,509 and $252,599 for the years ended March 31, 1998, 1997 and 1996, respectively. Payables to an affiliate of the Managing General Partner relating to the aforementioned fees and expenses aggregate $536,918 and $314,852 at March 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $147,039, $136,075 and $155,984, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 1998 and 1997, $18,442 and $34,094, respectively, is payable to an affiliate of the Managing General Partner.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, is the management agent for Oakview Square, Whitehills II Apartments, Orchard View and Canfield Crossing, properties in which the Partnership invested. The property management fee charged is 5% of properties' gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $77,411, $65,926 and $62,634 of fees earned by BFPM for the years ended December 31, 1997, 1996 and 1995.

Additionally, BFPM is the management agent of the Texas Partnerships and Leawood Manor, properties in which the Partnership has invested. The property management fee charged is 5% of the properties' gross revenues. Included in the Combined Statements of Operations for the years ended March 31, 1998, 1997 and 1996 is $122,823, $129,241 and $101,364, respectively, of fees earned by BFPM during the years ended December 31, 1997, 1996 and 1995, respectively. Included in accounts payable to affiliates at March 31, 1998 and 1997 is $16,014 and $17,243, respectively, of property management fees due to an affiliate of the Managing General Partner.


6.   Rental Property

Real estate and personal property belonging to the Combined Entities are in accordance with SFAS 121, the components of which are as follows at December 31:

                                           1997                1996
                                       ------------        ------------

     Land                              $  1,097,749        $  1,128,060
     Building and improvements, net
       of impairment writedown           17,041,167          18,036,921
     Equipment                              925,330             930,975
                                       ------------        ------------
                                         19,064,246          20,095,956
     Less accumulated depreciation        5,217,693           4,878,760
                                       ------------        ------------
     Total                             $ 13,846,553        $ 15,217,196
                                       ============        ============

During the years ended December 31, 1997 and 1996, impairment losses of $181,098 and $791,830, respectively, were recognized on the real estate in the Texas Partnerships, which reduced the carrying values of the Texas Partnerships to approximately $2,249,000. For the years ended December 31, 1997 and 1996, the net operating results of the Texas Partnerships increased the loss of the Partnership (prior to impairment losses) by $253,291 and $373,292, respectively. See Note 9 for further details on the liquidation of the interests in the Texas Partnerships.

7. Mortgage Notes Payable

Leawood Manor

The amended and restated mortgage note as of December 31, 1997 and 1996 is payable in the outstanding amount of $7,471,460 and $7,521,294, respectively, by Leawood Manor in monthly installments of $77,850 for principal and interest in arrears, with interest accrued at an annual rate of 11.75%. Interest is payable monthly at the rate of 8% per annum plus 95% of the net cash flows as defined by the mortgage agreement. Under the terms of the agreement, the difference in the interest payments at the contract rate of 11.75% and the reduced payment rates will accrue interest at the rate of 8%, which will be payable from 95% of net cash flows, if available, or upon maturity of the note. On July 10, 1999 the reduced payment rate is scheduled to increase to 10%. The note matures in July 2006 and is collateralized by the property. The terms of the mortgage note and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject Leawood Manor to a concentration of credit risk.

Aggregate annual maturities due on the mortgage note during each of the next five years are as follows:

                                                 1998            $  56,015
                                                 1999               62,963
                                                 2000               70,813
                                                 2001               79,552
                                                 2002               89,420

Due to the unique characteristics of the above transaction and unavailability of market data for similar loans, management believes it is not practicable to estimate the fair value of this note as of March 31, 1998.

Texas Partnerships

The Texas Partnerships and RECD have entered into Interest Credit and Rental Assistance Agreements that have stated interest rates ranging from 9.5% to 7.25% and provide for an effective interest rate on the notes payable to FmHA of 1 percent, plus all rental income over basic rents as determined by the government (overages) with maturities ranging from 2016 to 2030. All notes are collateralized by the respective properties.

The principal balances of the Texas Partnerships' mortgage notes at December 31, 1997 and 1996 are $2,249,399 and $3,590,594, respectively. These mortgages are currently in default and as a result the entire balance is being accounted for as current. The decrease is due to the transfer of three of the Texas Partnerships in the year ended March 31, 1998.

The Partnership believes it is not practical to estimate the fair value of these mortgage notes payable because loans with similar characteristics are not currently available to the Partnership.


8.   Payable to Developer

Under the terms of Leawood Manor's development agreement, the Developer has agreed to advance to the property such funds as may be required to pay certain operating expenses. Any funds so advanced are to be repaid by Leawood Manor only in certain circumstances. The amount payable to the Developer at December 31, 1997 and 1996 represents the net amount advanced to Leawood Manor under this agreement, the rights to which have been assigned to the general partner of Leawood Manor, who is an affiliate of the Partnership.

9.  Litigation

Bently Court is involved in an audit by the IRS in which the IRS is questioning the treatment of certain items and included findings for non-compliance in 1993. On behalf of the Partnership, the Managing General Partner hired attorneys to respond to the IRS. The Managing General Partner was just advised that the local general partner for this property has been indicted on various criminal charges. The Managing General Partner has not yet obtained a copy of this indictment. In the opinion of management, there is a risk that Bentley Court will suffer some tax credit recapture or credit disallowance. However, management cannot quantify the risk at this time.

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.


10. Transfer and Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of ten of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartment, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. Justin Place Apartments and Valley View Apartments were transferred July 9, 1997, Nacona Terrace Apartments and Royal Creste Apartments were transferred August 6, 1997 and Pine Manor Apartments was transferred on October 28, 1997. The transfers of the two remaining Texas Partnerships, Pinewood Terrace and Gateway Village, are expected to take place in July 1998 and January 1999, respectively.

For financial reporting purposes, loss on liquidation of interests in Local Limited Partnerships of $3,922 and extraordinary gain on cancellation of indebtedness of $1,053,981 were recognized in the year ended March 31, 1998 as a result the transfer of Justin Place Apartments, Valley View Apartments and Pine Manor Apartments. The loss on the transfers of Nacona Terrace Apartments and Royal Creste Apartments had previously been reserved for in the provision for valuation of investments in Local Limited Partnerships.

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of BK Apartments to an affiliate of the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner anytime after one year has elapsed. For financial reporting purposes, the carrying value of this investment is zero.
The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

For tax purposes, these events will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

11.Federal Income Taxes

A reconciliation of the net loss reported in the Combined Statements of Operations for the years ended March 31, 1998, 1997 and 1996 to the net loss reported for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                               1998              1997            1996
                                                          -------------     ------------     ------------
Net Loss per Statement of Operations                      $  (2,311,612)    $ (5,503,780)    $ (5,046,594)
   Amortization of acquisition fees and
     expenses not deductible for tax
     purposes                                                    90,224           92,053          111,170
   Adjustment for equity in losses of Local
     Limited Partnerships for financial reporting
     purposes over (under) equity in losses for tax purposes   (784,701)         499,384         (266,381)
   Equity in losses of Local Limited Partnerships not
     recognized for financial reporting purposes             (1,549,521)        (879,005)         (16,868)
   Provision for valuation of investment in Local
     Limited Partnership not deductible for tax purposes        241,236                -                -
   Operating expenses not deductible in
     current year for tax purposes                              253,468          507,615          109,272
   Operating expenses paid in current year but
     expensed for financial reporting purposes in prior year          -          (62,752)         (61,111)
   Adjustment to reflect March 31 fiscal year
     end to December 31 tax year end                           (236,277)          40,206          (75,827)
   Other                                                        (79,696)        (145,350)               -
                                                          -------------     ------------     ------------
Net Loss for federal income tax purposes                  $  (4,376,879)    $ (5,451,629)     $ (5,246,339)
                                                          =============     ============      ============

The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

                                                       Financial              Tax
                                                       Reporting           Reporting
                                                        Purposes           Purposes          Differences
                                                    --------------       ------------       -------------
Investments in Local Limited Partnerships           $   15,959,055       $ 17,507,057       $   1,548,002
                                                    ==============       ============       =============
Other assets                                        $   15,649,069       $ 10,150,731       $   5,498,338
                                                    ==============       ============       =============
Liabilities                                         $   13,857,576       $     87,346       $  13,770,230
                                                    ==============       ============       =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes, the Partnership combines the financial statements of three Local Limited Partnerships with its financial statements; for tax reporting purposes, these entities are carried on the equity method; (ii) the Partnership has not recognized approximately $2,445,000 of equity in losses relating to Local Limited partnerships whose cumulative equity in losses exceeded their invstments; (iii) the Partnership has provided a reserve for valuation of approximately $2,724,000 against two of its investments in Local Limited
Partnerships for financial reporting purposes;   (iv) approximately  $836,000 of
amortization has been deducted for financial reporting purposes only (v) $110,000 of cash distributions received from Local Limited Partnerships during the fourth quarter ended March 31, 1998 are not included in the Partnerships Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1997; and (vi) organizational and offering costs of approximately $8,352,000 have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes.

11.Federal Income Taxes (continued)

The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1997 are as follows:

                                                       Financial              Tax
                                                       Reporting           Reporting
                                                        Purposes           Purposes          Differences
                                                    --------------       ------------       -------------
Investments in Local Limited Partnerships           $   19,593,420       $ 21,555,773       $  (1,962,353)
                                                    ==============       ============       =============
Other assets                                        $   17,038,633       $ 10,445,967       $   6,592,666
                                                    ==============       ============       =============
Liabilities                                         $   14,948,056       $     54,419       $  14,893,637
                                                    ==============       ============       =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes the Partnership combines the financial statements of six Local Limited Partnerships with its financial statements; for tax reporting purposes, these entities are carried on the equity method; (ii) the Partnership has provided a reserve for valuation of approximately $945,000 against four of its investments in Local Limited Partnerships for financial reporting purposes;
(iii) approximately $748,000 of amortization has been deducted for financial reporting purposes only and (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes.

12.Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Assets
Cash and cash equivalents                   $       272,808      $       113,251    $           -      $    386,059
Marketable securities, at fair value                985,849                    -                -           985,849
Accounts receivable, net                            358,675               12,759         (358,675)           12,759
Tenant security deposits                                  -               85,340                -            85,340
Investments in Local
   Limited Partnerships, net                     16,338,159                    -         (379,104)       15,954,055
Rental property at cost, net                              -           13,846,553                -        13,846,553
Mortgagee escrow deposits                                 -              114,300                -           114,300
Deferred charges, net                                     -              189,076                -           189,076
Other assets                                         19,685                9,448                -            29,133
                                            ---------------      ---------------    -------------      ------------
     Total Assets                           $    17,975,176      $    14,370,727    $    (737,779)     $ 31,608,124
                                            ===============      ===============    =============      ============

Liabilities and Partners' Equity
Mortgage notes payable                      $             -      $     9,720,859    $           -      $  9,720,859
Accounts payable to affiliates                      555,360              405,915         (358,675)          602,600
Accounts payable and accrued expenses               101,737              238,837                -           340,574
Interest payable                                          -              627,412                -           627,412
Tenant security deposits payable                          -               84,131                -            84,131
Payable to affiliated Developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities                              657,097           13,559,154         (358,675)       13,857,576
                                            ---------------      ---------------    -------------      ------------

Minority interest in Local Limited
   Partnerships                                           -                    -          432,469           432,469

General, Initial, and Investor
   Limited Partners' Equity                      17,316,902              811,573         (811,573)       17,316,902
Net unrealized gains on
   marketable securities                              1,177                    -                -             1,177
                                            ---------------      ---------------    -------------      ------------
     Total Partners' Equity                      17,318,079              811,573         (811,573)       17,318,079
                                            ---------------      ---------------    -------------      ------------
     Total Liabilities and Partners' Equity $    17,975,176      $    14,370,727    $    (737,779)     $ 31,608,124
                                            ===============      ===============    =============      ============


(A) As of March 31, 1998. (B) As of December 31, 1997 - See Note 2.

                                                                           Statements of Operations

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Revenue:
   Rental                                   $             -      $     1,831,495    $           -      $  1,831,495
   Investment                                        72,438               35,861                -           108,299
   Other                                             77,189               44,605                -           121,794
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  149,627            1,911,961                -         2,061,588
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party             222,066                    -                -           222,066
   General and administrative                       348,400                    -                -           348,400
   Bad debt expense                                 176,648                    -                -           176,648
   Rental operations, exclusive of depreciation           -            1,025,546                -         1,025,546
   Property management fees, related party                -              122,823                -           122,823
   Interest                                               -            1,012,385                -         1,012,385
   Provision for valuation of rental property             -              181,098                -           181,098
   Provision for valuation of investment in
     Local Limited Partnership                    1,880,482                    -                -         1,880,482
   Depreciation                                           -              658,377                -           658,377
   Amortization                                      90,224               20,106                -           110,330
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                               2,717,820            3,020,335                -         5,738,155
                                            ---------------      ---------------    -------------      ------------

Loss before equity in losses of Local
   Limited Partnerships, minority interest,
   loss on liquidation of interests in Local
   Limited Partnerships and
   extraordinary item                            (2,568,193)          (1,108,374)               -        (3,676,567)

Equity in losses of Local Limited
   Partnerships                                  (1,378,743)                   -          (26,848)       (1,405,591)

Minority interest in losses of
   Local Limited Partnerships                             -                    -           81,241            81,241

Loss on liquidation of interests
   in Local Limited Partnerships                     (3,922)                   -                -            (3,922)
                                            ---------------      ---------------    -------------      ------------

Net loss before extraordinary item               (3,950,858)          (1,108,374)          54,393        (5,004,839)

Extraordinary gain on cancellation
   of indebtedness                                        -            1,053,981                -         1,053,981
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $    (3,950,858)     $       (54,393)   $      54,393      $ (3,950,858)

(A) For the year ended March 31, 1998.

(B) For the year ended December 31, 1997 - See Note 2.

12.Supplemental Combining Schedules (continued)

                                                                           Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Cash flows from operating activities:
Net Income (Loss)                           $    (3,950,858)     $       (54,393)   $      54,393      $ (3,950,858)
Adjustments to reconcile net income (loss) to
   net cash used for
   operating activities:
     Equity in losses of Local
       Limited Partnerships                       1,378,743                    -           26,848         1,405,591
     Extraordinary gain on cancellation
       of indebtedness                                    -           (1,053,981)               -        (1,053,981)
     Loss on liquidation of
       interests in Local Limited
       Partnerships                                   3,922                    -                -             3,922
     Cash distribution income included
       in cash distributions from
       Local Limited Partnerships                   (64,034)                   -                -           (64,034)
     Provision for valuation of investment in
       Local Limited Partnership                  1,880,482                    -                -         1,880,482
     Other                                                -               (5,456)               -            (5,456)
     Bad debt expense                               176,648                    -                -           176,648
     Provision for valuation of rental property           -              181,098                -           181,098
     Depreciation and amortization                   90,224              678,483                -           768,707
     Loss on sale of marketable securities            1,902                    -                -             1,902
     Minority interest in losses of
       Local Limited Partnerships                         -                    -          (81,241)          (81,241)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities
     Accounts receivable, net                             -               10,918                -            10,918
     Tenant security deposits                             -               11,385                -            11,385
     Mortgagee escrow deposits                            -               (7,945)               -            (7,945)
     Other assets                                     2,093                1,890                -             3,983
     Accounts payable to affiliates                 206,414                 (609)               -           205,805
     Accounts payable and accrued expenses           32,079               49,234                -            81,313
     Interest payable                                     -              180,471                -           180,471
     Tenant security deposits payable                     -               (3,340)               -            (3,340)
                                            ---------------      ---------------    -------------      ------------
Net cash used for
   operating activities                            (242,385)             (12,245)               -          (254,630)
                                            ---------------      ---------------    -------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities              (623,364)                   -                -          (623,364)
   Proceeds from sales and maturities
     of marketable securities                       698,632                    -                -           698,632
   Cash distributions received from
     Local Limited Partnerships                     318,180                    -                -           318,180





                      Notes to the Combined Financial Statements (continued)

12.Supplemental Combining Schedules (continued)

                                    Statements of Cash Flows (continued)

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
   (Advances to) reimbursements from
      Local Limited Partnerships                    (94,982)                   -          137,115            42,133
   Purchase of rental property
      and equipment                                       -              (81,449)               -           (81,449)
                                            ---------------      ---------------   -------------      ------------
Net cash provided by (used for)
     investing activities                           298,466              (81,449)         137,115           354,132
                                            ---------------      ---------------    -------------      ------------
 Cash flows from financing activities:
   Capital contributions received                         -               92,221                -            92,221
   Advances from affiliate                                -              157,966         (137,115)           20,851
   Payment of mortgage principal                          -             (114,668)               -          (114,668)
                                            ---------------      ---------------    -------------      ------------
Net cash provided for (used for)
   financing activities                                   -              135,519         (137,115)           (1,596)
                                            ---------------      ---------------    -------------      ------------

Net increase in cash
   and cash equivalents                              56,081               41,825                -            97,906

Cash and cash equivalents, beginning                216,727               71,426                -           288,153
                                            ---------------      ---------------    -------------      ------------

Cash and cash equivalents, ending           $       272,808      $       113,251    $           -      $    386,059
                                            ===============      ===============    =============      ============


(A) For the year ended March 31, 1998.
(B) For the year ended December 31, 1997 - See Note 2.

                                                               COST OF INTEREST
                                                              AT ACQUISITION DATE                             GROSS
                                                                                                            AMOUNT AT
                                                                                                              WHICH
                                                                                                            CARRIED AT
                                                                                                             DECEMBER
                                                                                                             31, 1997
                                                         ------------------------------                    -------------
                                                                                        NET IMPROVEMENTS
                                NUMBER        TOTAL                                        CAPITALIZED
                                  OF         ENCUM-                     BUILDING AND      SUBSEQUENT TO
DESCRIPTION                     UNITS       BRANCES *        LAND       IMPROVEMENTS       ACQUISITION         LAND
-----------                     -----       ---------        ----       ------------       -----------         ----
Low and Moderate
Income Apartment Complexes

Brooks Crossing Apartments           224      $5,508,316      $878,034      $4,468,624          $3,973,858     $878,034
  Atlanta, GA
Willow Ridge                         134       3,080,713       345,600       4,722,160           (444,082)      345,600
  Prescott, AZ
Dorsett Apartments                    58       2,236,792        38,599       2,617,152           3,546,637       42,112
  Philadelphia, PA
Hampton Lane Apartments               24         717,351        15,120          25,930             849,554       33,397
  Buena Vista, GA
Audubon Apartments                    37       3,127,020             0       1,714,176           3,969,553            0
  Boston, MA
Sencit Towne House                   201       6,966,525       371,854       9,716,234             720,693      371,854
  Shillington, PA
Allentown Towne House                160       6,574,639       236,460       7,917,331             336,197      236,460
  Allentown, PA
Prince Street Housing                201       7,980,992       371,734       9,788,527             575,534      371,734
  Lancaster, PA
Hilltop Apartments (A)                 0               0         8,683         389,661           (398,344)            0
  Rhome, TX
Royal Crest Apartments (B)             0               0        13,985         906,750           (920,735)            0
(D)
  Bowie, TX
Pine Manor Apart. (C) (D)              0               0        19,991               0            (19,991)            0
  Jacksonboro, TX
Bryson Place (A)                       0               0         1,200               0             (1,200)            0
  Bryson, TX
Leawood Manor**                      254       7,471,460       971,742      12,044,206           3,294,348    1,048,640
  Kansas City, KS
Pinewood Terrace I** (C)(E)           84       1,087,288         6,897       1,400,102            (27,736)       14,147
  Rusk, TX
Valley View Apts (C) (D)               0               0         4,835         466,237           (471,072)            0
  Valley View, TX
Grandview Apartments (A)               0               0         8,660               0             (8,660)            0
  Grandview, TX
Bent Tree Apts (A)                     0               0        14,533               0            (14,533)            0
  Jacksonboro, TX
Bentley Court                        273       6,925,240             0               0          13,362,725    1,679,225
  Columbia, SC
Nocona Terrace (B) (D)                 0               0         7,050         741,550           (748,600)            0
  Nocona, TX
Justin Place (C) (D)                   0               0         5,485               0             (5,485)            0
  Justin, TX
Orocovix IV                           40       1,645,417        60,000       1,175,705             882,349       60,000
  Orocovix, PR
Carolina Woods                        48       1,132,541       121,710       2,160,614               6,903      121,710
  Greensboro, NC
Mayfair Mansions                     569      21,403,483     2,080,022      27,784,358             299,790    2,080,022
  Washington, DC
Oakview Square                       192       6,040,777       530,411       7,353,548           3,854,341      530,411
  Chesterfield, MI
Whitehills                            24         754,485        40,200         934,444               7,409      121,848
  Howell, MI
Gobles Apts.                          24         738,752        12,500         939,518               1,401       51,736
  Gobles, MI
Brown Kaplan                          60       7,851,941             0       7,096,932           1,989,928            0
  Boston, MA
Green Tree                            24         658,485        21,120         788,935               3,015       21,120
  Greenville, GA
Milan Apartments                      32       1,017,410        50,500       1,254,727              50,378      164,803
  Milan, MI
Findlay                               49       1,332,929        19,533       3,165,904             565,969       19,533
  Cincinnati, OH
Seagraves (A)                          0               0        20,000         634,518           (654,518)            0
  Seagraves, TX
Lakeside                             308       6,178,202       400,000       9,416,579           1,079,269      400,000
  Chicago, IL
Lincoln Green                         30       1,209,526       156,725       1,924,700              87,857      160,874
  Old Town, ME
West Pine                             38       1,677,531        74,800         944,818           1,086,747       74,800
  Allegheny County, PA
BK Apartments                         48         875,000        30,000         983,020             275,906       34,151
  Jamestown, ND
46th & Vincennes                      28       1,311,435        16,200       1,901,527              75,871       16,200
  Chicago, IL
Gateway**(E)                          50       1,162,111       119,110       1,355,075            (99,498)      140,636
  Azle, TX

                              ------------------------------------------------------------------------------------------

SUBTOTAL                           3,214     106,666,361     7,073,293     126,733,562          37,081,778    9,019,047
LESS:  Combined Entities **          388       9,720,859     1,128,060      15,265,620           2,670,566    1,203,423
                              ------------------------------------------------------------------------------------------

TOTAL                              2,825     $96,945,502    $5,945,233    $111,467,942         $34,411,212   $7,815,624

                              ==========================================================================================




--------------------------------------------------------------------------------

                                                                                                    LIFE ON WHICH
                                                                                                     DEPRECIATION
                               BUILDING AND                            ACCUMULATED        DATE       IS COMPUTED          DATE
DESCRIPTION                    IMPROVEMENTS          TOTAL            DEPRECIATION       BUILT        (YEARS)          ACQUIRED
-----------                    ------------          -----            ------------       -----        -------          --------
Low and Moderate
Income Apartment Complexes

Brooks Crossing Apartments         $8,442,482           $9,320,516          $2,482,617       1990      various              06/30/89
  Atlanta, GA
Willow Ridge                        4,278,078            4,623,678             944,854       1989      various               8/28/89
  Prescott, AZ
Dorsett Apartments                  6,160,276            6,202,388           1,081,189       1990      various              10/20/89
  Philadelphia, PA
Hampton Lane Apartments               857,207              890,604             263,315       1990      various              12/20/89
  Buena Vista, GA
Audubon Apartments                  5,683,729            5,683,729           1,157,121       1990      various              12/22/89
  Boston, MA
Sencit Towne House                 10,436,927           10,808,781           2,563,611       1989      various              12/26/89
  Shillington, PA
Allentown Towne House               8,253,528            8,489,988           1,836,669       1989      various              12/26/89
  Allentown, PA
Prince Street Housing              10,364,061           10,735,795           2,396,042       1989      various              12/26/89
  Lancaster, PA
Hilltop Apartments (A)                      0                    0                   0       1989        N/A                12/27/89
  Rhome, TX
Royal Crest Apartments (B)                  0                    0                   0       1989      various              12/27/89
(D)
  Bowie, TX
Pine Manor Apart. (C) (D)                   0                    0                   0       1989      various              12/27/89
  Jacksonboro, TX
Bryson Place (A)                            0                    0                   0       1990        N/A                12/28/89
  Bryson, TX
Leawood Manor**                    15,261,656           16,310,296           4,713,142       1989      various              12/29/89
  Kansas City, KS
Pinewood Terrace I** (C)(E)         1,365,116            1,379,263             291,975       1989      various              12/27/89
  Rusk, TX
Valley View Apts (C) (D)                    0                    0                   0       1989      various              12/27/89
  Valley View, TX
Grandview Apartments (A)                    0                    0                   0       1990        N/A                12/27/89
  Grandview, TX
Bent Tree Apts (A)                          0                    0                   0       1989        N/A                12/27/89
  Jacksonboro, TX
Bentley Court                      11,683,500           13,362,725           3,840,297       1990      various              12/26/89
  Columbia, SC
Nocona Terrace (B) (D)                      0                    0                   0       1989      various              12/27/89
  Nocona, TX
Justin Place (C) (D)                        0                    0                   0       1990      various              12/27/89
  Justin, TX
Orocovix IV                         2,058,054            2,118,054             445,344       1990      various              12/30/89
  Orocovix, PR
Carolina Woods                      2,167,517            2,289,227             480,540       1990      various              01/31/90
  Greensboro, NC
Mayfair Mansions                   28,084,148           30,164,170           9,714,212       1990      various               3/21/90
  Washington, DC
Oakview Square                     11,207,889           11,738,300           1,905,240       1991      various               3/22/89
  Chesterfield, MI
Whitehills                            860,205              982,053             319,975       1990      various               4/21/90
  Howell, MI
Gobles Apts.                          901,683              953,419             303,059       1990      various               4/29/90
  Gobles, MI
Brown Kaplan                        9,086,860            9,086,860           1,985,243       1991      various                7/1/90
  Boston, MA
Green Tree                            791,950              813,070             233,323       1990      various                7/6/90
  Greenville, GA
Milan Apartments                    1,190,802            1,355,605             415,563       1990      various               8/20/90
  Milan, MI
Findlay                             3,731,873            3,751,406             500,987       1990      various               8/15/90
  Cincinnati, OH
Seagraves (A)                               0                    0                   0       1990        N/A                11/28/90
  Seagraves, TX
Lakeside                           10,495,848           10,895,848           3,024,059       1991      various               5/17/90
  Chicago, IL
Lincoln Green                       2,008,408            2,169,282             500,732       1989      various               3/21/90
  Old Town, ME
West Pine                           2,031,565            2,106,365             420,221       1991      various              12/31/90
  Allegheny County, PA
BK Apartments                       1,254,775            1,288,926             250,654       1991      various               12/1/90
  Jamestown, ND
46th & Vincennes                    1,977,398            1,993,598             542,959       1990      various               3/29/91
  Chicago, IL
Gateway**(E)                        1,234,051            1,374,687             212,576       1991      various               6/24/91
  Azle, TX

                             ----------------------------------------------------------

SUBTOTAL                          161,869,586          170,888,633          42,825,519
LESS:  Combined Entities **        17,860,823           19,064,246           5,217,693
                             ----------------------------------------------------------

TOTAL                            $144,008,763         $151,824,387         $37,607,826
                             ==========================================================


(1) The aggregate cost for Federal Income Tax purposes is approximately $ 171,862,000.

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

(D) During the year ended March 31, 1998, the Partnership has transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities.

                            * Mortgage   notes   payable   generally   represent
                              non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.

Summary of property owned and accumulated depreciation:


Property Owned  December 31, 1997
-----------------------------------------------------------------------------

Balance at beginning of period                                  $153,104,249
  Additions during period:
     Acquisitions through foreclosure                  $0
     Other acquisitions                            92,036
     Improvements etc.                            390,536
                                          ----------------
                                                                     482,572
  Deductions during period:
Cost of real estate sold                                0

Write down of building resulting from
    a non-temporary decline in value (E)         (181,098)
     Eliminations -1996 Combined Entities      20,095,959
     Eliminations - Combined Entities**       (19,064,246)
     Disposals from transferred properties(D)  (2,613,049)
                                          ----------------
                                                                 (1,762,434)
                                                          -------------------
Balance at close of period                                      $151,824,387
                                                          ===================



Property Owned  December 31, 1996
-----------------------------------------------------------------------------
Balance at beginning of period                                  $153,974,533
  Additions during period:
     Acquisitions through foreclosure                  $0
     Other acquisitions                            62,414
     Improvements etc.                          1,770,452
                                          ----------------

                                                                   1,832,866

  Deductions during period:
     Cost of real estate sold                      (4,622)
     Write down of building resulting from
       a non-temporary decline in value (c)      (791,830)
     Eliminations -1995 Combined Entities      20,760,503
     Eliminations - Combined Entities**       (20,095,959)
     Disposals from transferred properties(A)  (2,571,242)

                                          ----------------
                                                                 (2,703,150)
                                                          -------------------
Balance at close of period                                      $153,104,249
                                                          ===================




Property Owned  December 31, 1995
-----------------------------------------------------------------------------
Balance at beginning of period                                  $149,462,145
  Additions during period:

     Acquisitions through foreclosure                  $0

     Other acquisitions                            88,018
     Improvements etc.                            308,211
                                          ----------------
                                                                     396,229
  Deductions during period:
     Cost of real estate sold                        (544)
     Eliminations -1994 Combined Entities      24,877,206
     Eliminations - Combined Entities         (20,760,503)
     Disposals from transferred properties(B)          0

                                          ----------------
                                                                   4,116,159
                                                          -------------------
Balance at close of period                                      $153,974,533
                                                          ===================


Accumulated Depreciation  December 31, 1997
-----------------------------------------------------------
Balance at beginning of period
  before Combined Entities                    $33,135,477
  Additions during period:
     Eliminations - 1996 Combined Entities      4,878,763
     Eliminations - Combined Entities**        (5,217,693)
     Properties disposed of (D)                  (553,079)
     Depreciation                               5,364,358
                                        ===================
Balance at close of period                     $37,607,826
                                        ===================








Accumulated Depreciation  December 31, 1996
-----------------------------------------------------------
Balance at beginning of period
  before Combined Entities                     $28,735,999
  Additions during period:
     Eliminations - 1995 Combined Entities       4,131,931
     Eliminations - Combined Entities**         (4,878,763)
     Properties disposed of (A)                   (386,880)
     Depreciation                                5,533,190
                                        ===================
Balance at close of period                     $33,135,477
                                        ===================








Accumulated Depreciation  December 31, 1995
-----------------------------------------------------------
Balance at beginning of period
  before Combined Entities                     $23,272,301
  Additions during period:
     Eliminations - 1994 Combined Entities       3,872,447
     Eliminations - Combined Entities           (4,131,931)
     Depreciation                                5,723,182
     Properties disposed of (B)                          0
                                        -------------------
Balance at close of period                     $28,735,999
                                        ===================

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS IV
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1998
            Reports of Independent Auditors

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

/s/Haran & Associates Ltd.
Haran & Associates LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner: James E. Haran

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

/s/Haran & Associates Ltd.
Haran & Associates LTD
Wilmette, IL
January 26, 1996

[Letterhead]

[LOGO]
Ziner & Company, P.C.
           INDEPENDENT AUDITORS REPORT

To the Partners of
Audobon Group Limited Partnership

We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Audobon Group Limited Partnership (a Massachusetts limited partnership) (Project No. 89-008-R) as of December 31, 1997, and the related statements changes in partners' equity (deficiency) (MHFA Forms F.C.-3C), operations (MHFA Forms F.C.-2A), cash flows (MHFA Forms F.C.-4A & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audobon Group Limited Partnership, as of December 31, 1997, and the results of its operations, its changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/Ziner & Company, P.C.
Boston, MA
February 10, 1998

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

/s/Ziner & Company, P.C.
Boston, MA
February 22, 1997

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

/s/Ziner & Company, P.C.
Boston, MA
January 26, 1996

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

/s/ Habif, Arogeti & Wynne, P.C.
Altanta, GA

January 29, 1996

[Letterhead]

[LOGO]
Charles Bailly & Company P.L.L.P.

           INDEPENDENT AUDITORS REPORT

The Partners
B-K Apartments Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of B-K Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-K Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 18, 1998

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

[Letterhead]

[LOGO]
Mueller, Walla & Albertson, P.C.

           INDEPENDENT AUDITORS REPORT

The Partners,
Brookscrossing Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheets of Brookscrossing Apartments, L.P. (a limited partnership) as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookscrossing Apartments, L.P. as of December 31, 1997, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Mueller, Walla & Albertson, P.C.
Certified Public Accountants
Kirkwood, MS
February 19, 1998

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

/s/ Mueller, Walla & Albertson, P.C.
Certified Public Accountants
Kirkwood, MS
February 11, 1997

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

/s/ Mueller,Walla & Albertson, P.C.
Kirkwood, MS
February 7, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman
INDEPENDENT AUDITORS REPORT


To the Partners of
Brown-Kaplan Limited Partnership


We have audited the accompanying balance sheet (MHFA Forms F.C.-3a and 3b) of Brown-Kaplan Limited Partnership as of December 31, 1997, and the related statements of operations (MHFA Form F.C.-2A), partners' equity (deficiency) (MHFA Form F.C.-3C) and cash flows (MHFA Form F.C.-4A,4B, and 4C) for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by he Comptroller general of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Brown-Kaplan Limited Partnership as of December 31, 1997, the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 through 29 is presented for purposed of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 23, 1998 on or consideration of Brown-Kaplan Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Boston, Massachusetts               Federal Employer
January 23, 1998                    Identification Number
                                            52-1088612

Audit Principal:  Philip A. Weitzel

February 7, 1998

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

/s/Ziner & Company, P.C.
Boston, MA
February 7, 1997

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

/s/Ziner & Company, P.C.
Boston, MA
February 17, 1996

[Letterhead]

[LOGO]
David G. Pelliccione, C.P.A., P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners
Buena Vista Limited Partnership


We  have  audited  the  accompanying   balance  sheet  of  BUENA  VISTA  LIMITED
PARTNERSHIP (A Limited Partnership), as of December 31, 1997 and 1996, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BUENA VISTA LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results in its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ David G. Pelliccione
Savannah, Georgia

February 23, 1998

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

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners
Carolina Woods Associates, Limited Partnership
Wilmington, Delaware

We have audited the accompanying balance sheet of Carolina Woods Associates, Limited Partnership, as of December 31, 1997 and December 31, 1996, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Woods Associates, Limited Partnership, as of December 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Halbert, Katz & Co., P.C.
Philadelphia, PA
January 30, 1998

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

/s/Halbert, Katz & Co., P.C.
Philadelphia, PA
January 30, 1997

[Letterhead]

[LOGO]
Fishbein & Company, P.C.
{Letterhead}
           INDEPENDENT AUDITORS REPORT

February 5, 1998

Partners
Dorsett Limited Partnership

We have audited the accompanying balance sheets of DORSETT LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorsett Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 10 and 11) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Fishbein & Company P.C.
Elkins Park, PA

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

/s/Fishbein & Company P.C.
Elkins Park, PA

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


/s/Fegley & Associates
Elkins Park, PA
February 2, 1996

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

[LOGO]
Kirschner Hutton Perlin, P.C.

           INDEPENDENT AUDITORS REPORT

January 27, 1998


Gobles Limited Dividend Housing Association
Limited Partnership


We have audited the accompanying balance sheet of Gobles Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gobles Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Kirschner Hutton Perlin, P.C.
Southfield, MI

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


/s/ Kirschner Hutton Perlin, P.C.
Southfield, MI

[Letterhead]
FLOYD & COMPANY

306 Commercial Drive, Suite 202              Post Office Box 14251
Savannah, Georgia 31406                          Savannah, Georgia
Phone: (912) 355-9969

           INDEPENDENT AUDITORS REPORT


To the General Partners of
Greentree Village Limited Partnership


We have audited the accompanying balance sheets of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Floyd & Company, C.P.A.
/s/R. Doug Floyd

February 28, 1998

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

[Letterhead]

[LOGO]
VACEK, LANGE, & WESTERFIELD, P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners of
Lakeside Square Limited Partnership


We have audited the accompanying balance sheets of Lakeside Square Limited Partnership, a limited partnership, (HUD Project No. IL06-E000-093), as of December 31, 1997, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Managing general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Square Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 1998 on our consideration of Lakeside Square Limited
Partnership's (the "Partnership") internal control structure and the Partnership's compliance with laws and regulations.

/s/ VACEK, LANGE, & WESTERFIELD, P.C.
Houston, Texas
January 23, 1998

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

/s/ VACEK, LANGE, & WESTERFIELD, P.C.
Houston, Texas
January 26, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

           INDEPENDENT AUDITORS REPORT


To the Partners
Leawood Associates, L.P.


We have audited the accompanying balance sheets of Leawood Associates, L.P., as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leawood Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
February 2, 1998

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

[Letterhead]

[LOGO]
OUELLETTE, LABONTE, ROBERGE & ALLEN, P.A.

           INDEPENDENT AUDITORS REPORT


The Partners
Lincoln Green Associates
Limited Partnership


We have audited the accompanying balance sheets of Lincoln Green Associates Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Green Associates Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 3, 1998
Lewiston, Maine

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

[Letterhead]

[LOGO]
Ernst & Young LLP                   Suite 500                 Phone 202-775-1880
                                  1150 18th Street, N.W.        Fax 202-833-2019
                                    Washington D. C. 20036

           INDEPENDENT AUDITORS REPORT


To the Partners
Kenilworth Associates Ltd.


We have audited the accompanying balance sheet of Kenilworth Associates Ltd., a Limited Partnership, FHA Project No. 000-44160/000-35349 (the "Partnership"), as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Associates Ltd., a Limited Partnership, as of December 31, 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted fro the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report, referred to as "Supplementary Information" in the accompanying Table of Contents, is presented for the purposed of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, unless otherwise noted, and in our opinion is fairly stated in all material respect in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated January 30, 1998, on our consideration of Keilworth Associates LTD's, a Limited Partnerships, internal control over financial reporting and our report dated January 30, 1998, on its compliance with certain provisions of laws, regulations and contracts.

/s/ Ernst & Young LLP
January 30, 1998
Washington, DC

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

/s/ Ernst & Young LLP
January 31, 1997
Washington, DC

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


/s/ Ernst & Young LLP
Washington, DC
January 26, 1996

Orocovix Limited Dividend Partnership, S.E.
San Juan, Puerto Rico


We have audited the accompanying balance sheets of Orocovix Limited Dividend Partnership, S.E. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orocovix Limited Dividend Partnership, S.E. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/HORWATH VELEZ SEMPRIT NIEVES & CO.
San Juan, PR
February 2, 1998

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


/s/HORWATH VELEZ SEMPRIT NIEVES & CO.
San Juan, PR
February 4, 1997

[Letterhead]

[LOGO]
J.A. PLUMER & CO., P.A.
INDEPENDENT AUDITOR'S REPORT

February 6, 1998

Partners
Prince Street Towers Limited Partnership
Washington, D.C.

We have audited the accompanying statements of financial position of Prince Street Towers Limited Partnership, PHFA Project No. R-414-8E, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prince Street Towers Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ J.A. PLUMER & CO., P.A.
Certified Public Accountants
Bethesda, Maryland

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


/s/ J.A. PLUMER & CO., P.A.
Certified Public Accountants
Bethesda, Maryland

[Letterhead]

[LOGO]
KIRSCHNER HUTTON PERLIN, P.C.

           INDEPENDENT AUDITORS REPORT
January 16, 1998

Partners
Milan Apartments Company Limited Partnership

We have audited the accompanying balance sheet of Milan Apartments Company Limited Partnership, RECD Project No. 26-58-382867000, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milan Apartments Company Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998, on our consideration of Milan Apartments Company Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated January 16, 1998, on its compliance with laws and regulations.


/s/ Kirschner Hutton Perlin, P.C.
Southfield, MI

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


/s/ Kirschner Hutton Perlin, P.C.
Southfield, MI

[Letterhead]

[LOGO]
JOHN J. LEHOTAN C.P.A.


To The Partners of Oakview Square
Limited Partnership
Detroit, Michigan


           INDEPENDENT AUDITORS REPORT


I have audited the accompanying balance sheet of Oakview Square Limited Partnership, a Michigan limited partnership, as of December 31, 1997, and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Oakview Square Limited Partnership as of December 31, 1997 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/John J. Lehotan
Certified Public Accountants
Brown City, MI
February 7, 1998

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


/s/John J. Lehotan
Certified Public Accountants
Brown City, MI
February 6, 1997

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


/s/John J. Lehotan
Certified Public Accountants
February 14, 1996
Brown City, MI
 [Letterhead]

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

/s/Plante & Moran LLP
East Lansing, MI
February 3, 1996

[Letterhead]

[LOGO]
Deloitte & Touche LLP



           INDEPENDENT AUDITORS' REPORT

To the Partners of
Sencit Towne House Limited Partnership
Washington, D.C.

Pennsylvania Housing Finance Agency
2101 North Front Street
PO Box 8029
Harrisburg, PA

We have audited the accompanying statements of financial position of Sencit Towne House Limited Partnership A Limited Partnership, PHFA Project No. R389-8E, as of December 31, 1997 and 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial statements of Sencit Towne House Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information referred to in the Table of Contents, is presented for the purposed of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion , the additional information is fairly stated, in all material respect, in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated February 4, 1998, on our consideration of the Partnership's internal control over financial reporting and our report dated February 4, 1998, on its compliance with laws and regulations.

/s/Deloitte & Touche LLP
Washington, DC
February 4, 1998

[Letterhead]

[LOGO]
Deloitte & Touche LLP



           INDEPENDENT AUDITORS' REPORT

To the Partners of
Sencit Towne House Limited Partnership
Washington, D.C.


We have audited the accompanying statements of financial position of Sencit Towne House Limited Partnership A Limited Partnership, PHFA Project No. R389-8E, as of December 31, 1996 and 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial statements of Sencit Towne House Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP
Washington, DC
January 27, 1997

[Letterhead]

[LOGO]
Deloitte & Touche LLP



           INDEPENDENT AUDITORS' REPORT

To the Partners of
Allentown Towne House Limited Partnership
Washington, D.C.

Pennsylvania Housing Finance Agency
2101 North Front Street
PO Box 8029
Harrisburg, PA

We have audited the accompanying statements of financial position of Allentown Towne House Limited Partnership, A Limited Partnership, PHFA Project No. R187-8E, as of December 31, 1997 and 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial statements of Allentown Towne House Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information referred to in the Table of Contents, is presented for the purposed of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion , the additional information is fairly stated, in all material respect, in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 1998, on our consideration of the Partnership's internal control over financial reporting and our report dated January 26, 1998, on its compliance with laws and regulations.

/s/Deloitte & Touche LLP
Washington, DC
January 26, 1998

[Letterhead]

[LOGO]
Deloitte & Touche LLP



           INDEPENDENT AUDITORS' REPORT

To the Partners of
Allentown Towne House Limited Partnership
Washington, D.C.


We have audited the accompanying statements of financial position of Allentown Towne House Limited Partnership A Limited Partnership, PHFA Project No. R-187-8E, as of December 31, 1996 and 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial statements of Allentown Towne House Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP
Washington, DC
January 19, 1997

[Letterhead]

[LOGO]
Paul E. Campbell



           INDEPENDENT AUDITORS' REPORT

To the Partners
of West Pine Associates
Huntington, West Virginia 25704

I have audited the accompanying balance sheets of West Pine Associates, as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, such financial statements present fairly, in all material respects, the financial statements of West Pine Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.

/s/Paul E. Campbell
Huntington,  West VA
January 8, 1998

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

/s/Paul E. Campbell
Huntington, West VA
January 16, 1997

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.



           INDEPENDENT AUDITORS' REPORT

January 21, 1998

Partners
Whitehills II Apartments Company Limited Partnership

We have audited the accompanying balance sheet of Whitehills II Apartments Company Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Whitehills II Apartments Company Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Kirschner Hutton Perlin, P.C.
Southfield, MI

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

/s/ Kirschner Hutton Perlin, P.C.
Southfield, MI
[Letterhead]

[LOGO]
Cleveland & Company, P.C.


           INDEPENDENT AUDITORS' REPORT

To the Partners of
Willow Ridge Development Company Limited Partnership
Prescott, Arizona

We have audited the accompanying balance sheet of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010, formerly Project No. 123-36610) as of December 31, 1997, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010 formerly Project No. 123-36610), as of December 31, 1997, and the results of its operations, and the changes in partner's equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information (shown on pages 13-32) are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits for HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 21, 1998, on our consideration of Willow Ridge Development Company Limited Partnership's internal control structure, and reports dated February 21, 1997, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

/s/Cleveland & Company, P.C.
Certified Public Accountants
Phoenix, AZ
Federal Employer I.D. No. 86-0564541
February 21, 1998

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

/s/Cleveland & Company, P.C.
Certified Public Accountants
Phoenix, AZ
Federal Employer I.D. No. 86-0564541
February 10, 1997

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

/s/Cleveland & Company, P.C.
Phoenix, AZ
January 24, 1996





                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT
                            LEAWOOD ASSOCIATES, L.P.
                             (A LIMITED PARTNERSHIP)


                           DECEMBER 31, 1997 AND 1996

                            Leawood Associates, L.P.

                                TABLE OF CONTENTS



                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                          3

FINANCIAL STATEMENTS

         BALANCE SHEETS                                               4

         STATEMENTS OF OPERATIONS                                     5

         STATEMENTS OF PARTNERS' EQUITY                               6

         STATEMENTS OF CASH FLOWS                                     7

         NOTES TO FINANCIAL STATEMENTS                                8

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Leawood Associates, L.P.

         We have audited the accompanying balance sheets of Leawood Associates, L.P., as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leawood Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/Reznick Fedder & Silverman
Boston, Massachusetts
February 2, 1998

Reznick Fedder & Silverman
745 Atlantic Avenue
Suite 800
Boston, Massachusetts  02111-2735
Phone (617) 423-5855
Fax (617) 423-6651

                            Leawood Associates, L.P.

                                 BALANCE SHEETS

                           December 31, 1997 and 1996


                                                              ASSETS
CURRENT ASSETS                                                                   1997                   1996
                                                                         -----------------   -----------------------
Cash                                                                    $          106,300  $            61,806
Accounts receivable - tenants                                                        1,221                1,190
Accounts receivable - other                                                          9,763               13,018
Tenants' security deposits                                                          77,455               84,183
Prepaid insurance                                                                    5,451                9,700
                                                                          ------------------  -------------------
Total current assets                                                               200,190              169,897

ESCROWS
    Mortgage escrow                                                                113,691              105,443

RENTAL PROPERTY
Land                                                                               971,742              971,742
Land improvements                                                                   76,898               32,611
Building                                                                        14,378,601           14,378,601
Building improvements                                                              119,198               95,697
Furniture and equipment                                                            763,857              750,196
                                                                          -----------------   -----------------------
                                                                                16,310,296           16,228,847
Less accumulated depreciation                                                    4,713,142            4,162,528
                                                                          -----------------   -----------------------
                                                                                11,597,154           12,066,319
OTHER ASSETS
Mortgage financing costs, net of accumulated
    amortization of $126,768 and $106,662                                          189,076              209,182
                                                                          -----------------   -----------------------
                                                                        $       12,100,111   $       12,550,841
                                                                          =================   =======================
                              LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
Current maturities of mortgage payable                                  $          56,015   $            49,834
Accrued expenses                                                                   14,772                14,159
Prepaid rent                                                                          326                 1,582
Accrued real estate taxes                                                          71,268                70,709
Accrued expenses -other                                                            12,609                 6,265
Tenants' security deposits                                                         76,243                74,923
                                                                         -----------------   -----------------------

Total current liabilities                                                         231,233               217,472
LONG-TERM LIABILITIES
Mortgage payable, net of current maturities                                     7,415,445             7,471,460
Accrued interest payable                                                          385,877               312,318
Due to Limited Partner                                                             63,702                63,702
Due to General Partner                                                          2,482,000             2,482,000
                                                                         -----------------   -----------------------
                                                                               10,347,024            10,329,480
CONTINGENCY                                                                             -                     -
PARTNERS' EQUITY                                                                1,521,854             2,003,889
                                                                         -----------------   -----------------------
                                                                        $      12,100,111   $        12,550,841
                                                                         =================   =======================

                        See notes to financial statements

                            Leawood Associates, L.P.

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 1997 and 1996

                                                                                    1997                1996
                                                                              ------------------  ------------------
Revenue
Rental income                                                               $         1,632,418  $        1,541,522
Other income                                                                             35,365              40,891
Interest income                                                                          35,844              42,246
                                                                              ------------------  ------------------

Total income                                                                          1,703,627           1,624,659
                                                                              ------------------  ------------------

Expenses
Administrative                                                                          253,723             272,063
Utilities                                                                                77,899              79,922
Maintenance and repairs                                                                 270,048             258,235
Taxes and insurance                                                                     224,368             224,654
                                                                              ------------------  ------------------

                                                                                        826,038             834,874
                                                                              ------------------  ------------------

Income before interest,
depreciation and amortization                                                           877,589             789,785
                                                                              ------------------  ------------------

Interest expense - mortgages                                                            881,125             886,624
Depreciation and amortization                                                           570,720             634,625
                                                                              ------------------  ------------------

                                                                                      1,451,845           1,521,249
                                                                              ------------------  ------------------

Excess of expenses over revenue                                              $        (574,256)  $        (731,464)
                                                                              ==================  ==================








                        See notes to financial statements

                            Leawood Associates, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                     Years ended December 31, 1997 and 1996




                                                                 Special                                Total
                                             General             Limited             Limited           Equity
                                             Partner             Partner             Partner          (Deficit)
                                         -----------------  ------------------  ------------------  ------------------

Balance, December 31, 1995              $       311,165      $    (68,464)      $     2,400,431     $    2,643,132

Capital contributions                                -             92,221                     -             92,221

Excess of expenses over
  revenue                                        (7,315)          (73,146)             (651,003)          (731,464)
                                         -----------------  ------------------  ------------------  ------------------

Balance, December 31, 1996                      303,580           (49,389)            1,749,428          2,003,889

Capital contributions                                 -            92,221                     -             92,221

Excess of expenses over
  revenue                                        (5,742)          (57,426)             (511,088)          (574,256)
                                         -----------------  ------------------  ------------------  ------------------

Balance, December 31, 1997              $       298,108     $     (14,594)      $     1,238,340     $    1,521,854
                                         =================  ==================  ==================  ==================














                        See notes to financial statements

                            Leawood Associates, L.P.

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1997 and 1996


                                                                                   1997                 1996
                                                                            -------------------  -------------------
Cash flows from operating activities
Excess of expenses over revenue                                           $           (574,256) $         (731,464)
Adjustments to reconcile excess of expenses over revenue to
net cash provided by (used in)
operating activities
Depreciation and amortization                                                          570,720             634,625
Decrease (increase) in accounts receivable - tenants                                       (31)              2,697
Increase in prepaid expenses                                                             4,249                (236)
Decrease in accounts payable                                                                 -                (793)
Decrease in accrued expenses                                                             7,516               1,201
Decrease in prepaid rent                                                                (1,256)             (1,083)
Increase in accrued interest                                                            73,559             121,418
Decrease in tenants' security deposits, net                                              8,048              10,199
Increase in mortgage escrow deposits, net                                               (8,248)             (5,356)
Decrease in accounts receivable - other                                                  3,255               3,126
                                                                            -------------------  -------------------

Net cash provided by operating activities                                               83,556              34,334
                                                                            -------------------  -------------------

Cash flows from investing activities
Additions to building and equipment                                                    (81,449)           (124,627)
                                                                            -------------------  -------------------

Net cash used in investing activities                                                  (81,449)           (124,627)
                                                                            -------------------  -------------------

Cash flows form financing activities
Payments on mortgage                                                                   (49,834)            (44,334)
Capital contributions                                                                   92,221              92,221
                                                                            -------------------  -------------------

Net cash provided by financing activities                                               42,387              47,887
                                                                            -------------------  -------------------

NET INCREASE IN CASH                                                                    44,494             (42,406)
Cash, beginning                                                                         61,806             104,212
                                                                            -------------------  -------------------
Cash, ending                                                               $           106,300  $           61,806
                                                                            ===================  ===================

Supplemental disclosure of cash flow information
cash paid during the year for interest                                     $           807,566  $          765,206
                                                                            ===================  ===================


                        See notes to financial statements

                            Leawood Associates, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                POLICIES

     The Partnership was formed as a limited partnership under the laws of the State of Kansas in 1988 for the purpose of constructing and operating a rental housing project pursuant to Section 42 of the Internal Revenue Code. The project consists of 254 units located in Leawood, Kansas and is currently operating under the name of Leawood Manor.

     Each building of the project has qualified and been allocated low-income housing credits pursuant to Internal Revenue Code Section 42 (Section 42) which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of the regulations during each of fifteen consecutive years in order to remain qualified to receive the credits.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Rental Property

     Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line and accelerated methods for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

     Amortization

     Mortgage financing costs are amortized over the term of the mortgage using the straight-line method.

                            Leawood Associates, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                POLICIES (Continued)

     Income Taxes

     No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash equivalents include money market funds and certificates of deposit with maturities of 90 days or less when acquired.

     Rental Income

     Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.

NOTE B - MORTGAGE PAYABLE

     Under the terms of the amended and restated note agreement, the mortgage is payable in monthly installments of $77,850 of principal and interest in arrears, with interest accrued at an annual rate of 11.75%. Interest is payable monthly at the rate of 8% per annum plus 95% of all net cash flows as defined by the mortgage agreement. Under the terms of the agreement, the difference in the interest payments at the contract rate of 11.75% and reduced payment rates, will accrue interest at the rate of 8%, which will be payable from 95% of net cash flows, if available or upon maturity of the mortgage. On July 10, 1999 the reduced payment rate is scheduled to increase to 10%. The mortgage matures in July 2006 and is collateralized by the property.

     The terms of the mortgage and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject the Partnership to a concentration of credit risk.

                            Leawood Associates, L.P.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1997 and 1996


NOTE B - MORTGAGE PAYABLE (Continued)

     The liability of the Partnership under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

     Aggregate annual maturities of the mortgage payable over each of the next five years are as follows:

                      December 31, 1998  $          56,015
                                   1999             62,963
                                   2000             70,813
                                   2001             79,552
                                   2002             89,420

     Management believes it is not practical to estimate the fair value of the mortgage because loans with similar characteristics are not currently available to the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

    The property is managed by Boston Financial Group Limited Partnership, an affiliate of the general partner. The current management agreement provides for a management fee of 5% of monthly rental collections. Such fees charged to operations during 1997 and 1996 were $79,904 and $75,182 respectively. As of December 31, 1997 and 1996, $13,419 and $12,953, respectively, was due to the management agent and is included in accrued expenses.

    As of December 31, 1997 and 1996 the Partnership owed $63,702 to the limited partner for noninterest-bearing advances made to the Partnership for financing costs.

    Due to general partner represents unpaid development fees, the rights to which have been assigned to the general partner. Under the terms of the agreement, there is no specified repayment date and the Partnership is charged no interest.

    The mortgage payable is held by the Special Limited Partner. During 1997 and 1996, total payments of $857,400 and $809,540, respectively, were paid for principal and interest. At December 31, 1997 and 1996 the Partnership owes $7,857,337 and $7,833,612 in principal and accrued interest respectively.

                            Leawood Associates, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE D - CAPITAL CONTRIBUTIONS

    During 1994, the Partnership admitted a Special Limited Partner. The Special Limited Partner agreed to provide capital contributions of $490,638 consisting of $100 in cash and the balance in the form of a promissory note bearing interest at an annual rate of 7%. During 1997, 1996, and 1995, capital contributions of $92,221, $92,221, and $29,432 plus accrued interest of $22,780, $32,064, and $34,320 was received, respectively. The capital contributions receivable is not reflected on the balance sheet. The capital contribution less payments received to date by the property, has been deposited and is being held in escrow.
    Annual capital contributions are due on July 1 of each year, as follows:

                        1998          $        92,221
                        1999                   92,221
                        2000                   92,221
                        2002                   92,221

NOTE E - CONTINGENCY

    The Project's low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the contributed capital by the limited partners.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                            LEAWOOD ASSOCIATES, L.P.
                             (A LIMITED PARTNERSHIP)


                           DECEMBER 31, 1996 AND 1995

                            Leawood Associates, L.P.

                                TABLE OF CONTENTS



                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                            3

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                 4

         STATEMENTS OF OPERATIONS                                       5

         STATEMENTS OF PARTNERS' EQUITY                                 6

         STATEMENTS OF CASH FLOWS                                       7

         NOTES TO FINANCIAL STATEMENTS                                  8

                         INDEPENDENT AUDITORS' REPORT



To the Partners
Leawood Associates, L.P.

         We have audited the accompanying balance sheet of Leawood Associates, L.P., as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leawood Associates, L.P. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Boston, Massachusetts
January 25, 1997

                            Leawood Associates, L.P.

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                                     ASSETS
CURRENT ASSETS                                                                      1996                1995
                                                                              ------------------  ------------------

Cash                                                                        $            61,806  $          104,212
Accounts receivable - tenants                                                             1,190               3,887
Accounts receivable - other                                                              13,018              16,143
Tenants' security deposits                                                               84,183              85,620
Prepaid insurance                                                                         9,700               9,465
                                                                              ------------------  ------------------

Total current assets                                                                    169,897             219,327

ESCROWS
Mortgage escrow                                                                         105,443             100,086

RENTAL PROPERTY
Land                                                                                    971,742             971,742
Land improvements                                                                        32,611               3,681
Building                                                                             14,378,601          14,378,601
Building improvements                                                                    95,697                   -
Furniture and equipment                                                                 750,196             750,196
                                                                              ------------------  ------------------
                                                                                     16,228,847          16,104,220

Less accumulated depreciation                                                         4,162,528           3,543,634
                                                                              ------------------  ------------------
                                                                                     12,066,319          12,560,586

OTHER ASSETS
Mortgage financing costs, net of accumulated
    amortization of $106,662 and $90,931                                                209,182             224,913
                                                                              ------------------  ------------------

                                                                             $       12,550,841  $       13,104,912
                                                                              ==================  ==================

                                 LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
Current maturities of mortgage payable                                       $           49,834  $           44,335
Accrued expenses                                                                         14,159               7,933
Prepaid rent                                                                              1,582               2,666
Accrued real estate taxes                                                                70,709              71,956
Accrued expenses -other                                                                   6,265              10,833
Tenants' security deposits                                                               74,923              66,161
                                                                              ------------------  ------------------

Total current liabilities                                                               215,472             203,884

LONG-TERM LIABILITIES
Mortgage payable, net of current maturities                                           7,471,460           7,521,294
Accrued interest                                                                        312,318             190,900
Due to Limited Partner                                                                   63,702              63,702
Due to General Partner                                                                2,482,000           2,482,000
                                                                              ------------------  ------------------
                                                                                     10,329,480          10,257,896

CONTINGENCY                                                                                   -                   -

PARTNERS' EQUITY                                                                      2,003,889           2,643,132
                                                                              ------------------  ------------------

                                                                             $       12,550,841  $       13,104,912
                                                                              ==================  ==================

                        See notes to financial statements

                            Leawood Associates, L.P.

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 1996 and 1995


                                                                                    1996                1995
                                                                              ------------------  ------------------
Income
Rental income                                                               $         1,541,522  $        1,459,419
Other income                                                                             40,891              27,592
Interest income                                                                          42,246              53,529
                                                                              ------------------  ------------------

Total income                                                                          1,624,659           1,540,540
                                                                              ------------------  ------------------

Expenses
Administrative                                                                          272,063             216,305
Utilities                                                                                79,922              75,270
Maintenance and repairs                                                                 258,235             204,209
Taxes and insurance                                                                     224,654             218,621
                                                                              ------------------  ------------------

                                                                                        834,874             714,405
                                                                              ------------------  ------------------

Income before interest,
depreciation and amortization                                                           789,786             826,135

Interest expense - mortgages                                                            886,624             891,513
Depreciation and amortization                                                           634,625             655,000
                                                                              ------------------  ------------------

                                                                                      1,521,249           1,546,513
                                                                              ------------------  ------------------

NET LOSS                                                                     $        (731,464)  $        (720,378)
                                                                              ==================  ==================










                        See notes to financial statements

                            Leawood Associates, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                     Years ended December 31, 1996 and 1995



                                                               Special                                  Total
                                            General            Limited             Limited             Equity
                                            Partner            Partner             Partner            (Deficit)
                                       ------------------  -----------------  ------------------  ------------------

Balance, December 31, 1994            $          318,369  $        (25,858)  $        3,041,567  $        3,334,078

Capital contributions                                  -             29,432                   -              29,432

Net loss                                         (7,204)           (72,038)           (641,136)           (720,378)
                                       ------------------  -----------------  ------------------  ------------------

Balance, December 31, 1995                       311,165           (68,464)           2,400,431           2,643,132

Capital contributions                                  -             92,221                   -              92,221

Net loss                                         (7,315)           (73,146)           (651,003)           (731,464)
                                       ------------------  -----------------  ------------------  ------------------

Balance, December 31, 1996            $          303,850  $        (49,389)  $        1,749,428  $        2,003,889
                                       ==================  =================  ==================  ==================





                        See notes to financial statements

                            Leawood Associates, L.P.

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1996 and 1995

                                                                                    1996                1995
                                                                              ------------------  ------------------
Cash flows from operating activities
Net loss                                                                    $         (731,464)  $        (720,378)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities
Depreciation and amortization                                                           634,625             655,000
Decrease (increase) in accounts receivable - tenants                                      2,697             (2,014)
Increase in prepaid expenses                                                              (236)             (1,984)
Decrease in accounts payable                                                              (793)                   -
Decrease (increase) in accrued expenses                                                   1,201             (9,113)
Increase (decrease) in prepaid rent                                                     (1,083)               1,671
Increase in accrued interest                                                            121,418              72,162
Decrease (increase) in tenants'                                                          10,199            (15,574)
    security deposits, net
Increase in mortgage escrow deposits, net                                               (5,356)             (5,710)
Decrease (increase) in accounts receivable - other                                        3,126            (16,143)
                                                                              ------------------  ------------------

Net cash provided by (used in) operating activities                                      34,334            (42,083)
                                                                              ------------------  ------------------

Cash flows from investing activities
Additions to building and equipment                                                   (124,627)             (9,860)
                                                                              ------------------  ------------------

Net cash used in investing activities                                                 (124,627)             (9,860)
                                                                              ------------------  ------------------

Cash flows form financing activities
Payments on mortgage                                                                   (44,334)            (39,442)
Capital contributions                                                                    92,221              29,432
Advances by limited partner                                                                   -                  54
                                                                              ------------------  ------------------

Net cash provided by (used in)
financing activities                                                                     47,887             (9,956)
                                                                              ------------------  ------------------

NET DECREASE IN CASH                                                                   (42,406)            (61,899)

Cash, beginning                                                                         104,212             166,111
                                                                              ------------------  ------------------

Cash, ending                                                                 $           61,806  $          104,212
                                                                              ==================  ==================

Supplemental disclosure of cash flow information
cash paid during the year for interest                                       $          765,206  $          855,355
                                                                              ==================  ==================

                        See notes to financial statements

                            Leawood Associates, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES

     The Partnership was formed as a limited partnership under the laws of the State of Kansas in 1988 for the purpose of constructing and operating a rental housing project pursuant to Section 42 of the Internal Revenue Code. The project consists of 254 units located in Leawood, Kansas and is currently operating under the name of Leawood Manor.

     Each building of the project has qualified and been allocated low-income housing credits pursuant to Internal Revenue Code Section 42 (Section 42) which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of the regulations during each of fifteen consecutive years in order to remain qualified to receive the credits.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Rental Property

     Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line and accelerated methods for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

     Amortization

     Mortgage financing costs are amortized over the term of the mortgage using the straight-line method.

                            Leawood Associates, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES (Continued)

     Income Taxes

     No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash equivalents include money market funds and certificates of deposit with maturities of 90 days or less when acquired.

     Rental Income

     Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.

     Reclassifications

     Certain items for 1995 have been reclassified to conform with the 1996 presentation.

NOTE B - MORTGAGE PAYABLE

     Under the terms of the amended and restated note agreement, the mortgage is payable in monthly installments of $77,850 of principal and interest in arrears, with interest accrued at an annual rate of 11.75%. Interest is payable monthly at the rate of 8% per annum plus 95% of all net cash flows as defined by the mortgage agreement. Under the terms of the agreement, the difference in the interest payments at the contract rate of 11.75% and reduced payment rates, will accrue interest at the rate of 8%, which will be payable from 95% of net cash flows, if available or upon maturity of the mortgage. On July 10, 1999 the reduced payment rate is scheduled to increase to 10%. The mortgage matures in July 2006 and is collateralized by the property.

                            Leawood Associates, L.P.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1996 and 1995



NOTE B - MORTGAGE PAYABLE (Continued)

     The terms of the mortgage and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject the Partnership to a concentration of credit risk.

     The liability of the Partnership under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

     Aggregate annual maturities of the mortgage payable over each of the next five years are as follows:

                      December 31, 1997  $          49,834
                                   1998             56,015
                                   1999             62,963
                                   2000             70,813
                                   2001             79,552

     Management believes it is not practical to estimate the fair value of the mortgage because loans with similar characteristics are not currently available to the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

    The property is managed by Boston Financial Group Limited Partnership, an affiliate of the general partner. The current management agreement provides for a management fee of 5% of monthly rental collections. Such fees charged to operations during 1996 and 1995 were $75,182 and $72,134 respectively. As of December 31, 1996 and 1995, $12,953 and $5,936, respectively, was due to the management agent and is included in accrued expenses.

    As of December 31, 1996 and 1995 the Partnership owed $63,702 to the limited partner for noninterest-bearing advances made to the Partnership for financing costs.

    Due to general partner represents unpaid development fees, the rights to which have been assigned to the general partner. Under the terms of the agreement, there is no specified repayment date and the Partnership is charged no interest.

                            Leawood Associates, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE C - RELATED PARTY TRANSACTIONS (Continued)

    The mortgage payable is held by an affiliate of the Special Limited Partner. During 1996 and 1995 total payments of $809,540 and $894,797, respectively, were paid for principal and interest. At December 31, 1996 and 1995 the Partnership owes $7,833,612 and $7,756,529 in principal and accrued interest respectively.

NOTE D - CAPITAL CONTRIBUTIONS

    During 1994, the Partnership admitted a Special Limited Partner. The Special Limited Partner agreed to provide capital contributions of $490,638 consisting of $100 in cash and the balance in the form of a promissory note bearing interest at an annual rate of 7%. During 1995 the first capital contribution payment on the promissory note of $29,432 plus accrued interest of $34,320 was received. During 1996, the second capital contribution payment on the promissory note of $92,221 plus accrued interest of $32,064 was received. The capital contributions receivable is not reflected on the balance sheet. The capital contribution less payments received to date by the property, has been deposited and is being held in escrow. Annual capital contributions are due on July 1 of each year, as follows:

                         1997                   $          92,221
                         1998                              92,221
                         1999                              92,221
                         2000                              92,221

NOTE E - CONTINGENCY

    The Project's low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the contributed capital by the limited partners.