Form 10-Q
period 1998-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1998-08-13
CIK 845035

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q for Quarter Ended June 30, 1998
        File No. 0-19765





Gentlemen:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.


Very truly yours,




/s/Dianne Groark

Dianne Groark
Assistant Controller



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

For the quarterly period ended       June 30, 1998
                              --------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                         to
                              ------------------------    ----------------------

For Quarter Ended   June 30, 1998     Commission file number      0-19765
                  -----------------                            ------------

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


                 Massachusetts                        04-3044617
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)


101 Arch Street, Boston, Massachusetts               02110-1106
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - June 30, 1998 (Unaudited)
           and March 31, 1998                                                  1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1998 and 1997                                 2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1998              3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Three Months Ended June 30, 1998 and 1997                           4

         Notes to Combined Financial Statements (Unaudited)                    5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10

PART II - OTHER INFORMATION

Items 1-6                                                                     13

SIGNATURE                                                                     14

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                 COMBINED BALANCE SHEETS - June 30, 1998 and March 31, 1998

                                                                                   June 30,            March 31,
                                                                                    1998                1998
                                                                                 (Unaudited)
Assets
Cash and cash equivalents                                                       $     394,803      $     386,059
Marketable securities, at fair value                                                1,088,068            985,849
Accounts receivable, net of allowance for bad debt of
    $315,015 and $314,316, respectively                                                38,997             12,759
Tenant security deposits                                                               93,557             85,340
Investments in Local Limited Partnerships,
   net of reserve for valuation of $2,724,482 (Note 1)                             15,815,653         15,959,055
Rental property at cost, net of accumulated depreciation                           13,692,531         13,846,553
Mortgagee escrow deposits                                                             155,381            114,300
Deferred charges, net of accumulated amortization of
   $181,795 and $176,768, respectively                                                184,049            189,076
Other assets                                                                           19,313             29,133
                                                                                -------------      -------------
     Total Assets                                                               $  31,482,352      $  31,608,124
                                                                                =============      =============


Liabilities and Partners' Equity
Mortgage notes payable                                                          $   9,696,482      $   9,720,859
Accounts payable to affiliates                                                        648,890            602,600
Accounts payable and accrued expenses                                                 379,100            340,574
Interest payable                                                                      691,673            627,412
Tenant security deposits payable                                                       81,351             84,131
Payable to affiliated Developer                                                     2,482,000          2,482,000
                                                                                -------------      -------------
     Total Liabilities                                                             13,979,496         13,857,576
                                                                                -------------      -------------

Minority interest in Local Limited Partnerships                                       416,657            432,469
                                                                                -------------      -------------


General, Initial and Investor Limited Partners' Equity                             17,082,940         17,316,902

Net unrealized gains on marketable securities                                           3,259              1,177
                                                                                -------------      -------------

     Total Partners' Equity                                                        17,086,199         17,318,079
                                                                                -------------      -------------

     Total Liabilities and Partners' Equity                                     $  31,482,352      $  31,608,124
                                                                                =============      =============


The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997



                                                                              1998                   1997
                                                                         -------------         ----------
Revenue:
   Rental                                                                $     435,763         $     452,882
   Investment                                                                   25,368                24,709
   Other                                                                        81,886                74,488
                                                                         -------------         -------------
       Total Revenue                                                           543,017               552,079
                                                                         -------------         -------------

Expenses:
   Asset management fee, related party                                          49,626                57,480
   General and administrative (includes reimbursement
    to affiliate in the amounts of $25,218 and
    $48,279,  respectively)                                                     64,744                90,575
   Bad debt expense                                                                699                17,556
   Rental operations, exclusive of depreciation                                219,332               256,956
   Property management fee, related party                                       28,346                32,552
   Interest                                                                    245,143               257,839
   Depreciation                                                                157,338               186,690
   Amortization                                                                 21,620                27,869
                                                                         -------------         -------------
       Total Expenses                                                          786,848               927,517
                                                                         -------------         -------------

Loss before equity in losses of Local Limited Partnerships
   and minority interest in losses of Local Limited Partnerships              (243,831)             (375,438)

Equity in losses of Local
   Limited Partnerships (Note 1)                                                (5,943)             (369,352)

Minority interest in losses of
   Local Limited Partnerships                                                   15,812                19,840
                                                                         -------------         -------------

Net Loss                                                                 $    (233,962)        $    (724,950)
                                                                         =============         =============

Net Loss allocated:
   To General Partners                                                   $      (2,340)        $      (7,250)
   To Limited Partners                                                        (231,622)             (717,700)
                                                                         -------------         -------------
                                                                         $    (233,962)        $    (724,950)
                                                                         =============         =============
Net Loss per Limited Partnership Unit
   (68,043 Units)                                                        $       (3.40)        $     (10.55)
                                                                         =============         ============


The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


          COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1998


                                                         Initial       Investor          Net
                                         General         Limited        Limited      Unrealized
                                         Partners       Partners       Partners         Gains           Total

Balance at March 31, 1998             $    (417,917) $       5,000   $  17,729,819  $       1,177  $  17,318,079


Net change in net unrealized
    gains on marketable securities
    available for sale                            -              -               -          2,082          2,082

Net Loss                                     (2,340)             -        (231,622)             -       (233,962)
                                      -------------  -------------   -------------  -------------  -------------

Balance at June 30, 1998              $    (420,257) $       5,000   $  17,498,197  $       3,259  $  17,086,199
                                      =============  ==============  =============  =============  =============


The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997



                                                                                1998                  1997
                                                                           -------------         ---------

Net cash used for operating activities                                     $     (24,925)        $      (2,305)
                                                                           -------------         -------------

Cash flows from investing activities:
     Purchases of marketable securities                                         (274,831)              (49,094)
     Proceeds from sales and maturities of
       marketable securities                                                     174,177                87,240
     Cash distributions received from Local
       Limited Partnerships                                                      182,783                64,034
     Advances to Local Limited Partnerships                                      (32,613)              (60,980)
     Purchase of rental property                                                  (3,316)              (29,537)
                                                                           -------------         -------------
Net cash provided by investing activities                                         46,200                11,663
                                                                           -------------         -------------

Cash flows from financing activities:
     Advances from affiliates                                                     11,846                     -
     Payment of mortgage principal                                               (24,377)              (40,811)
                                                                           -------------         -------------
Net cash used for financing activities                                           (12,531)              (40,811)
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                               8,744               (31,453)

Cash and cash equivalents, beginning                                             386,059               288,153
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     394,803         $     256,700
                                                                           =============         =============

Supplemental disclosure:
   Cash paid for interest                                                  $     180,882         $     171,208
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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)





                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of March 31, 1998 and 1997.

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

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at June 30, 1998:


Capital contributions paid to Local Limited
  Partnerships and purchase price paid to
  withdrawing partners of Local Limited Partnerships                                     $    43,001,951

Cumulative equity in losses of Local Limited
   Partnerships (includes cumulative unrecognized
   losses of $3,034,536)                                                                      (25,517,582)

Cash distributions received from Local
   Limited Partnerships                                                                        (1,991,242)
                                                                                              ------------
Investments in Local Limited Partnerships
   before adjustment                                                                           15,493,127

Excess of investment cost over the underlying net assets acquired:
     Acquisition fees and expenses                                                              3,899,388

     Accumulated amortization of acquisition
       fees and expenses                                                                         (852,380)
                                                                                              ------------
Investments in Local Limited Partnerships                                                      18,540,135

Reserve for valuation of investments
   in Local Limited Partnerships                                                               (2,724,482)
                                                                                              ------------
                                                                                          $    15,815,653


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the three months ended June 30, 1998 is $533,168. For the three months ended June 30, 1998, the Partnership has not recognized $589,142 of equity in losses relating to thirteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Partnership has adopted the new standard effective April 1, 1998. The adoption of this standard had no effect on the Partnership's net income or partner's equity. Comprehensive loss was $231,880 and $722,511 for the quarters ended June 30, 1998 and 1997, respectively. Comprehensive loss includes the change in net unrealized gains and losses on marketable securities available for sale of $2,082 and $2,439 for the quarters ended June 30, 1998 and 1997, respectively.

3.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of eleven of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. Justin Place Apartments and Valley View Apartments were transferred July 9, 1997, Nacona Terrace Apartments and Royal Creste Apartments were transferred August 6, 1997, Pine Manor Apartments was transferred on October 28, 1997 and Pinewood Terrace Apartments was transferred on July 9, 1998. The transfer of the remaining Texas Partnership, Gateway Village, is expected to take place in January 1999.

For tax purposes, these events result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.


4.   Litigation

Bentley Court is involved in an audit by the IRS in which the IRS is questioning the treatment of certain items and included findings for non-compliance in 1993. On behalf of the Partnership, the Managing General Partner hired attorneys to respond to the IRS. The Managing General Partner was recently advised that the local general partner for this property has been indicted on various criminal charges. The Managing General Partner has not yet obtained a copy of this indictment. In the opinion of management, there is a risk that Bentley Court will suffer some tax credit recapture or credit disallowance. However, management cannot quantify the risk at this time. The Managing General Partner is in the process of removing the Local General Partner of Bentley Court and replacing him with an affiliate of the Managing General Partner.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                                      Balance Sheets

                                              Boston Financial
                                              Qualified Housing      Combined
                                                 Tax Credits         Entities                         Combined
                                                 L.P. II (A)           (B)           Eliminations        (A)
Assets
Cash and cash equivalents                      $     272,150    $     122,653     $           -    $     394,803
Marketable securities, at fair value               1,088,068                -                 -        1,088,068
Accounts receivable, net                             390,589           18,930          (370,522)          38,997
Tenant security deposits                                   -           93,557                 -           93,557
Investments in Local
   Limited Partnerships, net                      16,010,604                -          (194,951)      15,815,653
Rental property at cost, net                               -       13,692,531                 -       13,692,531
Mortgagee escrow deposits                                  -          155,381                 -          155,381
Deferred charges, net                                      -          184,049                 -          184,049
Other assets                                          18,936              377                 -           19,313
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  17,780,347    $  14,267,478     $    (565,473)   $  31,482,352
                                               =============    =============     =============    =============

Liabilities and Partners' Equity

Mortgage notes payable                         $           -    $   9,696,482     $           -    $   9,696,482
Accounts payable to affiliates                       594,885          424,527          (370,522)         648,890
Accounts payable and accrued expenses                 99,263          279,837                 -          379,100
Interest payable                                           -          691,673                 -          691,673
Tenant security deposits payable                           -           81,351                 -           81,351
Payable to affiliated Developer                            -        2,482,000                 -        2,482,000
                                               -------------    -------------     -------------    -------------
     Total Liabilities                               694,148       13,655,870          (370,522)      13,979,496
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnerships                                            -                -           416,657          416,657
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                       17,082,940          611,608          (611,608)      17,082,940
Net unrealized gains on
   marketable securities                               3,259                -                 -            3,259
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       17,086,199          611,608          (611,608)      17,086,199
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $  17,780,347    $  14,267,478     $    (565,473)   $  31,482,352
                                               =============    =============     =============    =============

(A) As of June 30, 1998.
(B) As of March 31, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                 Statements of Operations

                                                Boston Financial
                                              Qualified Housing      Combined
                                                 Tax Credits         Entities                        Combined
                                                 L.P. II (A)           (B)           Eliminations       (A)
Revenue:
   Rental                                       $          -    $     435,763     $           -    $     435,763
   Investment                                         16,894            8,474                 -           25,368

   Other                                              70,902           10,984                 -           81,886
                                                ------------    -------------     -------------    -------------
     Total Revenue                                    87,796          455,221                 -          543,017
                                                ------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               49,626                -                 -           49,626
   General and administrative                         64,744                -                 -           64,744
   Bad debt expense                                      699                -                 -              699
   Rental operations, exclusive of depreciation            -          219,332                 -          219,332
   Property management fee, related party                  -           28,346                 -           28,346

   Interest                                                -          245,143                 -          245,143
   Depreciation                                            -          157,338                 -          157,338
   Amortization                                       16,593            5,027                 -           21,620
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  131,662          655,186                 -          786,848
                                                ------------    -------------     -------------    -------------

Loss before equity in losses of Local Limited
   Partnerships and minority interest
   in losses of Local Limited
   Partnerships                                      (43,866)        (199,965)                -         (243,831)

Equity in losses of Local Limited
   Partnerships                                     (190,096)               -           184,153           (5,943)

Minority interest in losses of
   Local Limited Partnerships                              -                -            15,812           15,812
                                                ------------    -------------     -------------    -------------

Net Loss                                        $   (233,962)   $    (199,965)    $     199,965    $    (233,962)
                                                ============    =============     =============    =============

(A) For the three  months  ended June 30,  1998.
(B) For the three months ended March 31, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                 Statements of Cash Flows

                                               Boston Financial
                                              Qualified Housing      Combined
                                                 Tax Credits         Entities                         Combined
                                                 L.P. II (A)           (B)         Eliminations          (A)

Net cash provided by (used for)
  operating activities                        $     (50,174)   $      25,249     $           -    $     (24,925)
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities               (274,831)               -                 -         (274,831)
   Proceeds from sales and maturities
     of marketable securities                        174,177                -                 -          174,177
   Cash distributions received from
     Local Limited Partnerships                      182,783                -                 -          182,783
   Advances to Local Limited Partnerships            (32,613)               -                 -          (32,613)
   Purchase of rental property                             -           (3,316)                -           (3,316)
                                               -------------    -------------     -------------    -------------
Net cash provided by (used for)
     investing activities                             49,516           (3,316)                -           46,200
                                               -------------    -------------     -------------    -------------

Cash flows from financing activities:
   Advances from affiliates                                -           11,846                 -           11,846
   Payment of mortgage principal                           -          (24,377)                -          (24,377)
                                               -------------    -------------     -------------    -------------
Net cash used for financing activities                     -          (12,531)                -          (12,531)
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash
   and cash equivalents                                 (658)           9,402                 -            8,744

Cash and cash equivalents, beginning                 272,808          113,251                 -          386,059
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     272,150    $     122,653     $           -    $     394,803
                                               =============    =============     =============    =============


(A) For the three  months  ended June 30,  1998.
(B) For the three months ended March 31, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $8,744 from $386,059 at March 31, 1998 to $394,803 at June 30, 1998. The increase is mainly attributable to cash distributions received from Local Limited Partnerships. The increase is offset by cash used for operations, purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities, repayment of mortgage principal and purchases of rental property by the Combined Entities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,162,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,097,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $1,209,000 of operating funds to replenish Reserves. At March 31, 1998, approximately $1,321,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,162,000 noted above, the Partnership has also advanced approximately $754,000 to the Texas Partnerships to fund operating deficits. Approximately $389,000 has also been advanced to four other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1998.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1998 resulted in a net loss of $233,962 as compared to a net loss of $724,950 for the same period in 1997. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and decreases in rental operations, interest, depreciation and general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships is expected to continue. The decrease in rental operations, interest and depreciation expenses is attributable to the transfer of three of the Combined Entities in the third and fourth quarters of calendar 1997. The decrease in general and administrative expenses in due to a decrease in salary reimbursement expense due to the timing of payments.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Prior to the transfer of eleven of the Texas Partnerships, Limited Partnership interests had been acquired in thirty-seven Local Limited Partnerships which are located in thirteen states, Washington, D.C. and Puerto Rico. Fifteen of the properties with 1,440 apartments were newly constructed, and twenty-two of the properties with 2,061 apartments were rehabilitated. Most of the Local Limited Partnerships have stable operations, operating at break-even or generating operating cash flow.

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

Audobon Apartments, located in Massachusetts, is operating below break-even primarily due to decreased rental subsidy assistance, increased operating expenses and adverse market conditions. The SHARP mortgage subsidy has been an important part of the property's annual income. However, effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA) which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner joined a group of interested parties and is working with MHFA to find a solution to the problems that will arise as a result of withdrawn subsidies. Given the dependence on the mortgage subsidy, it is possible that the property will default on its mortgage obligation in the near future. It is possible that Partnership Reserves will be used to support the property until these issues can be resolved. The Local General Partner has also obtained preliminary approval for releases from lender escrows to fund certain cash deficits. In addition to the SHARP issues, the Managing General Partner continues to work with the lender to develop a satisfactory workout. It is likely that a workout would require an advance from Partnership Reserves. For financial reporting purposes, the carrying value of this investment is zero.

Another property affected by the withdrawal of the SHARP subsidies is Brown Kaplan, located in Boston, Massachusetts. Brown Kaplan is experiencing operating difficulties and cash flow deficits. The Local General Partner and Managing General Partner are working together to develop a Partnership strategy to deal with the property's deficits and MHFA's new SHARP policies. In addition, the Managing General Partner and Local General Partner are working with MHFA to find a solution to the problems that have and will arise as a result of withdrawn subsidies.

Bentley Court, located in Columbia, South Carolina, continues to generate significant deficits despite the July 1996 debt refinancing. As previously reported, an agreement was set up with the lender which enabled an affiliate of the Managing General Partner to become an additional General Partner and substitute management agent, subject to lender approval, with the right to take control of the property if it becomes necessary. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement, the lender has the right to remove the management company. The Managing General Partner is now in the process of removing the Local General Partner of Bentley Court and replacing him with an affiliate of the Managing General Partner. In addition, the IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner hired attorneys to appeal the findings in the IRS report in order to minimize the loss of credits. Recently, the Managing General Partner was informed that the Local General Partner for this property has been indicted on various criminal charges. The Managing General Partner has not yet obtained a copy of this indictment. In the opinion of management, there is a risk that Bentley Court will suffer some tax credit recapture or credit disallowance. However, management

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

cannot quantify the risk at this time. The Managing General Partner will continue to monitor property operations and the Local General Partner closely. Operating deficits are currently being funded by the Local General Partner. As a result of the continuing tax issues at this property, management has decided to fully reserve the Partnership's investment in Bentley Court.

As previously reported, BK Apartments, located in Jamestown, North Dakota, has been generating operating deficits despite improved occupancy. The lender issued a default notice and threatened to foreclose. A workout agreement was negotiated and completed on November 10, 1997. The Managing General Partner is closely monitoring the workout plan with the Local General Partner. Furthermore, in November 1997, the Managing General Partner consummated a transfer of 50% of its interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, at Findlay Market (Cincinnati, Ohio), reconstruction of the property units damaged by fire was competed in December 1996, and lease up continues. In order to reconstruct the units damaged by the fire, the Partnership agreed to advance up to $345,000 to help cover the funding shortfall between the insurance proceeds, lender funding and a City grant. To date, the Partnership has advanced approximately $299,000 of this amount. However, the property continues to generate operating deficits which caused the default of the first mortgage. At this juncture, the lender is not amenable to a cure of the mortgage and is expected to exercise its right to foreclose on the mortgage. Despite these indications, the Managing and Local General Partners continue to negotiate with the lender in hopes of averting a foreclosure. A foreclosure on this property will result in recapture of tax credits, plus interest and the allocation of taxable income to the Partnership. For financial reporting purposes, the carrying value of this investment has been written down to zero.

As previously reported, negotiations between the Managing General Partner, the Lender and prospective buyer for the remaining two Texas Partnerships, Pinewood Terrace and Gateway Village, have continued and have resulted in the transfer of Pinewood Terrace Apartments on July 9, 1998. The transfer of Gateway Village Apartments is expected to take place in the first quarter of 1999. For tax purposes, the transfer events of Pinewood Terrace and Gateway Village will result in both Section 1231Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since these two Texas Partnerships represent only 3% of the Partnership's tax credits.

At 46 & Vincennes, located in Chicago, Illinois, operations are running below break-even due to occupancy problems. On April 1, 1998 the management agent was replaced with a new management agent. Occupancy as of June 30, 1998 was 82%. The Managing General Partner will continue to monitor the new management agent, property operations and marketing efforts.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the future cash flows expected to be derived from the asset. If the total undiscounted cash flows are less than the carrying value, a provision to write down the asset to fair value will be charged against income.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)







PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1998                 BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. IV

                                        By:   Arch Street IV, Inc.,
                                              its Managing General Partner



                                        /s/Randolph G. Hawthorne
                                        Randolph G. Hawthorne
                                        Managing Director, Vice President and
                                        Chief Operating Officer