Form 10-Q
period 1998-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1998-11-09
CIK 845035

November 9, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q for Quarter Ended September 30, 1998
        File No. 0-19765





Gentlemen:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.


Very truly yours,




/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller



QH4-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                              -----------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    --------------------

Commission file number           0-19765
                        ----------------------

             Boston Financial Qualified Housing Tax Credits L.P. IV
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Massachusetts                            04-3044617
       --------------------------------                --------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


        101 Arch Street, Boston, Massachusetts               02110-1106
      -----------------------------------------             ---------------
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                   ------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - September 30, 1998 (Unaudited)
           and March 31, 1998                                                1

         Combined Statements of Operations (Unaudited) -
           For the Three and Six Months Ended
           September 30, 1998 and 1997                                       2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1998         4

         Combined Statements of Cash Flows (Unaudited) -  For the
           Six Months Ended September 30, 1998 and 1997                      5

         Notes to Combined Financial Statements (Unaudited)                  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               13

PART II - OTHER INFORMATION

Items 1-6                                                                    16

SIGNATURE                                                                    17

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



       COMBINED BALANCE SHEETS - September 30, 1998 and March 31, 1998


                                                                                September 30,         March 31,
                                                                                    1998                1998
                                                                                 (Unaudited)
Assets
Cash and cash equivalents                                                       $     261,468      $     386,059
Marketable securities, at fair value                                                1,288,202            985,849
Accounts receivable, net of allowance for bad debt of
   $305,048 and $314,316, respectively                                                 43,542             12,759
Tenant security deposits                                                               82,580             85,340
Investments in Local Limited Partnerships,
   net of reserve for valuation of $2,724,482 (Note 1)                             15,099,243         15,286,237
Rental property at cost, net of accumulated depreciation                           13,140,037         14,519,371
Mortgagee escrow deposits                                                             176,963            114,300
Deferred charges, net of accumulated amortization of
   $186,821 and $176,768, respectively                                                179,023            189,076
Other assets                                                                           55,569             29,133
                                                                                -------------      -------------
     Total Assets                                                               $  30,326,627      $  31,608,124
                                                                                =============      =============


Liabilities and Partners' Equity
Mortgage notes payable                                                          $   8,589,308      $   9,720,859
Accounts payable to affiliates                                                        672,058            602,600
Accounts payable and accrued expenses                                                 296,990            340,574
Interest payable                                                                      599,700            627,412
Tenant security deposits payable                                                       82,488             84,131
Payable to affiliated Developer                                                     2,482,000          2,482,000
                                                                                -------------      -------------
     Total Liabilities                                                             12,722,544         13,857,576
                                                                                -------------      -------------

Minority interest in Local Limited Partnerships                                       333,576            432,469
                                                                                -------------      -------------


General, Initial and Investor Limited Partners' Equity                             17,253,857         17,316,902

Net unrealized gains on marketable securities                                          16,650              1,177
                                                                                -------------      -------------

     Total Partners' Equity                                                        17,270,507         17,318,079
                                                                                -------------      -------------

     Total Liabilities and Partners' Equity                                     $  30,326,627      $  31,608,124
                                                                                =============      =============

The  accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Six Months Ended September 30, 1998 and 1997


                                             Three Months Ended                           Six Months Ended
                                      September 30,       September 30,           September 30,       September 30,
                                          1998                1997                    1998                1997
                                      -------------       -------------           -------------      --------------
Revenue:
   Rental                             $     431,967     $       454,767           $     867,730      $      907,649
   Investment                                26,636              21,300                  52,004              46,009
   Other                                     17,299              14,803                  99,185              89,291
                                      -------------     ---------------           -------------      --------------
       Total Revenue                        475,902             490,870               1,018,919           1,042,949
                                      -------------     ---------------           -------------      --------------

Expenses:
   Asset management fee,
     related party                           49,626              57,480                  99,252             114,960
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $50,508 and $79,932 in 1998
     and 1997, respectively)                 43,145              80,097                 107,889             170,672
   Bad debt expense                         244,895             132,983                 245,594             150,539
   Rental operations, exclusive of
     depreciation                           201,950             256,447                 421,282             513,403
   Property management fee,
     related party                           24,770              32,475                  53,116              65,027
   Interest                                 226,398             256,635                 471,541             514,474
   Depreciation                             146,774             186,691                 304,112             373,381
   Amortization                              21,626              27,877                  43,246              55,746
                                      -------------     ---------------           -------------      --------------
       Total Expenses                       959,184           1,030,685               1,746,032           1,958,202
                                      -------------     ---------------           -------------      --------------

Loss before equity in losses of Local
  Limited  Partnerships, minority interest,
  loss on liquidation of interests in
  Local Limited Partnerships and
  extraordinary item                       (483,282)           (539,815)               (727,113)           (915,253)

Equity in losses of Local
  Limited Partnerships (Note 1)             (14,470)           (159,532)                (20,413)           (528,884)

Minority interest in losses of
  Local Limited Partnerships                 83,081              18,738                  98,893              38,578

Loss on liquidation of interests in
  Local Limited Partnerships (Note 3)        (3,750)             (2,538)                 (3,750)             (2,538)
                                      -------------     ---------------           -------------      --------------

Net loss before extraordinary item         (418,421)           (683,147)               (652,383)         (1,408,097)

Extraordinary gain on cancellation
  of indebtedness (Note 3)                  589,338             453,877                 589,338             453,877
                                      -------------     ---------------           -------------      --------------

Net Income (Loss)                     $     170,917     $      (229,270)          $     (63,045)     $     (954,220)
                                      =============     ===============           =============      ==============


The  accompanying notes are an integral part of these combined financial statements.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                  COMBINED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)
            For the Three and Six Months Ended September 30, 1998 and 1997


                                             Three Months Ended                           Six Months Ended
                                      September 30,       September 30,           September 30,       September 30,
                                          1998                1997                    1998                1997
                                      -------------       -------------           -------------      --------------

Net Income (Loss) allocated:
   To General Partners                $       1,709     $        (2,293)          $        (631)     $       (9,542)
   To Limited Partners                      169,208            (226,977)                (62,414)           (944,678)
                                      -------------     ---------------           -------------      --------------
                                      $     170,917     $      (229,270)          $     (63,045)     $     (954,220)
                                      =============     ===============           =============      ==============

Net Loss before extraordinary
   item per Limited
   Partnership Unit (68,043 Units)    $       (6.09)    $         (9.94)           $      (9.49)     $       (20.48)
                                      =============     ===============            ============      ==============

Extraordinary item
   per Limited Partnership
   Unit (68,043 Units)                $        8.57       $        6.60           $        8.57      $         6.60
                                      =============       =============           =============      ==============
Net Income (Loss) per Limited
   Partnership Unit
   (68,043 Units)                     $        2.48       $       (3.34)           $      (0.92)      $      (13.88)
                                      =============       =============            ============       =============

The  accompanying notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

            COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1998


                                                         Initial       Investor          Net
                                         General         Limited        Limited      Unrealized
                                         Partners       Partners       Partners         Gains           Total

Balance at March 31, 1998             $    (417,917) $       5,000   $  17,729,819  $       1,177  $  17,318,079
                                      -------------  -------------   -------------  -------------  -------------

Comprehensive Loss:
   Net Loss                                    (631)             -         (62,414)             -        (63,045)
   Change in net unrealized
   gains on marketable securities
   available for sale                             -              -               -         15,473         15,473
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Loss                             (631)             -         (62,414)        15,473        (47,572)
                                      -------------  -------------   -------------  -------------  -------------

Balance at September 30, 1998         $    (418,548) $       5,000   $  17,667,405  $      16,650  $  17,270,507
                                      =============  =============   =============  =============  =============


The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1998 and 1997



                                                                                1998                  1997
                                                                           -------------         -------------

Net cash provided by (used for) operating activities                       $      13,146         $    (111,535)
                                                                           -------------         -------------

Cash flows from investing activities:
     Purchases of marketable securities                                         (575,056)             (198,988)
     Proceeds from sales and maturities of
       marketable securities                                                     287,956               332,353
     Cash distributions received from Local
       Limited Partnerships                                                      209,795               164,576
     Advances to Local Limited Partnerships                                         (509)              (49,061)
     Additions to rental property                                                (17,730)              (39,561)
                                                                           -------------         -------------
Net cash provided by (used for) investing activities                             (95,544)              209,319
                                                                           -------------         -------------

Cash flows from financing activities:
     Advances from affiliates                                                      4,484                17,121
     Payment of mortgage principal                                               (46,677)              (68,780)
                                                                           -------------         --------------
Net cash used for financing activities                                           (42,193)              (51,659)
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                            (124,591)               46,125

Cash and cash equivalents, beginning                                             386,059               288,153
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     261,468         $     334,278
                                                                           =============         =============

Supplemental disclosure:
   Cash paid for interest                                                  $     332,896         $     357,828
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

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain amounts in prior year financial statements have been reclassified herein to conform to current year presentation.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of June 30, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-six Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at September 30, 1998:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited Partnerships                                     $    43,001,951

Cumulative equity in losses of Local Limited
   Partnerships (excludes cumulative unrecognized
   losses of $3,526,215)                                                                      (25,530,045)

Cash distributions received from Local
   Limited Partnerships                                                                        (2,018,254)

Investments in Local Limited Partnerships
   before adjustment                                                                           15,453,652

Excess of investment cost over the underlying net assets acquired:
     Acquisition fees and expenses                                                              3,025,727

     Accumulated amortization of acquisition
       fees and expenses                                                                         (655,654)

Investments in Local Limited Partnerships                                                      17,823,725

Reserve for valuation of investments
   in Local Limited Partnerships                                                               (2,724,482)
                                                                                          ---------------
                                                                                          $    15,099,243
                                                                                          ---------------

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the six months ended September 30, 1998 is $1,037,305. For the six months ended September 30, 1998, the Partnership has not recognized $1,080,821 of equity in losses relating to thirteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Effect of Recently Issued Accounting Standard

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective April 1, 1998.

3.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of eleven of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments, Bent Tree Housing, Justin Place Apartments, Valley View Apartments, Nacona Terrace Apartments, Royal Creste Apartments and Pine Manor Apartments were transferred prior to March 31, 1998 and Pinewood Terrace Apartments was transferred on July 9, 1998. The transfer of the remaining Texas Partnership, Gateway Village, is expected to take place in January 1999.

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnerships of $3,750 and extraordinary gain on cancellation of indebtedness of $589,338 were recognized in the six months ended September 30, 1998 as a result of the transfer of Pinewood Terrace Apartments.

For tax purposes, these events result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership results in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

4.   Litigation

Bentley Court is involved in an audit by the IRS in which the IRS is questioning the treatment of certain items and included findings for non-compliance in 1993. On behalf of the Partnership, the Managing General Partner hired attorneys to respond to the IRS. The Managing General Partner was recently advised that the local general partner for this property has been indicted on various criminal charges. In the opinion of management, there is a risk that Bentley Court will suffer some tax credit recapture or credit disallowance. However, management cannot quantify the risk at this time. The Managing General Partner is in the process of having an affiliate admitted to Bentley Court as the managing general partner thereof.

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                (Unaudited)


4.   Litigation (continued)

Housing Finance Agency (MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July, 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by the Agency. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. Given the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan may default on their mortgage obligation in the near future. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                                        Balance Sheets


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits         Entities                          Combined
                                                 L.P. IV (A)           (B)         Eliminations           (A)

Assets
Cash and cash equivalents                      $     104,810    $     156,658     $           -    $     261,468
Marketable securities, at fair value               1,288,202                -                 -        1,288,202
Accounts receivable, net                             123,557           23,474          (103,489)          43,542
Tenant security deposits                                   -           82,580                 -           82,580
Investments in Local
   Limited Partnerships, net                      16,471,448                -        (1,372,205)      15,099,243
Rental property at cost, net                               -       12,483,447           656,590       13,140,037
Mortgagee escrow deposits                                  -          176,963                 -          176,963
Deferred charges, net                                      -          179,023                 -          179,023
Other assets                                          20,757           34,812                 -           55,569
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  18,008,774    $  13,136,957     $    (819,104)   $  30,326,627
                                               =============    =============     =============    =============

Liabilities and Partners' Equity

Mortgage notes payable                         $           -    $   8,589,308     $           -    $   8,589,308
Accounts payable to affiliates                       644,818          130,729          (103,489)         672,058
Accounts payable and accrued expenses                 93,449          203,541                 -          296,990
Interest payable                                           -          599,700                 -          599,700
Tenant security deposits payable                           -           82,488                 -           82,488
Payable to affiliated Developer                            -        2,482,000                 -        2,482,000
                                               -------------    -------------     -------------    -------------
     Total Liabilities                               738,267       12,087,766          (103,489)      12,722,544
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnerships                                            -                -           333,576          333,576
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                       17,253,857        1,049,191        (1,049,191)      17,253,857
Net unrealized gains on
   marketable securities                              16,650                -                 -           16,650
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       17,270,507        1,049,191        (1,049,191)      17,270,507
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $  18,008,774    $  13,136,957     $    (819,104)   $  30,326,627
                                               =============    =============     =============    =============

(A) As of September 30, 1998.
(B) As of June 30, 1998.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)


                                                   Statements of Operations
                                         For the Three Months Ended September 30, 1998


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. IV (A)            (B)         Eliminations           (A)

Revenue:
   Rental                                       $          -    $     431,967     $           -    $     431,967
   Investment                                         19,242            7,394                 -           26,636
   Other                                               3,497           13,802                 -           17,299
                                                ------------    -------------     -------------    -------------
     Total Revenue                                    22,739          453,163                 -          475,902
                                                ------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               49,626                -                 -           49,625
   General and administrative                         43,145                -                 -           43,145
   Bad debt expense                                  244,895                -                 -          244,896
   Rental operations, exclusive of depreciation            -          201,950                 -          201,950
   Property management fee, related party                  -           24,770                 -           24,770
Interest                                                   -          226,398                 -          226,398
   Depreciation                                            -          146,774                 -          146,774
   Amortization                                       16,600            5,026                 -           21,626
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  354,266          604,918                 -          959,184
                                                ------------    -------------     -------------    -------------

Loss before equity in income  (losses) of Local
   Limited  Partnerships,  minority interest,
   loss on liquidation of interest in Local
   Limited Partnership and extraordinary item       (331,527)        (151,755)                -         (483,282)

Equity in income (losses) of Local
   Limited Partnerships                              506,194                -          (520,664)         (14,470)

Minority interest in income (losses) of
   Local Limited Partnerships                              -                -            83,081           83,081

Loss on liquidation of interest in Local
   Limited Partnership                                (3,750)               -                 -           (3,750)
                                                ------------    -------------     -------------    -------------

Net income (loss) before extraordinary item          170,917         (151,755)         (437,583)        (418,421)

Extraordinary gain on cancellation of
   indebtedness                                            -          589,338                 -          589,338
                                                ------------    -------------     -------------    -------------

Net Income                                      $    170,917    $     437,583     $    (437,583)   $     170,917
                                                ============    =============     =============    =============

(A) For the three months ended September 30, 1998.
(B) For the three months ended June 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                   Statements of Operations
                                          For the Six Months Ended September 30, 1998

                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. IV (A)            (B)         Eliminations           (A)

Revenue:
   Rental                                       $          -    $     867,730     $           -    $     867,730
   Investment                                         36,136           15,868                 -           52,004
   Other                                              74,399           24,786                 -           99,185
                                                ------------    -------------     -------------    -------------
     Total Revenue                                   110,535          908,384                 -        1,018,919
                                                ------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               99,252                -                 -           99,252
   General and administrative                        107,889                -                 -          107,889
   Bad debt expense                                  245,594                -                 -          245,594
   Rental operations, exclusive of depreciation            -          421,282                 -          421,282
   Property management fee, related party                  -           53,116                 -           53,116
Interest                                                   -          471,541                 -          471,541
   Depreciation                                            -          304,112                 -          304,112
   Amortization                                       33,193           10,053                 -           43,246
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  485,928        1,260,104                 -        1,746,032
                                                ------------    -------------     -------------    -------------

Loss before equity in income of Local Limited
   Partnerships,  minority interest,
   loss of liquidation of interest in Local
   Limited Partnership and extraordinary item       (375,393)        (351,720)                -         (727,113)

Equity in income of Local
   Limited Partnerships                              316,098                -          (336,511)         (20,413)

Minority interest in income of
   Local Limited Partnerships                              -                -            98,893           98,893

Loss on liquidation of interest in Local
   Limited Partnership                                (3,750)               -                 -           (3,750)
                                                ------------    -------------     -------------    -------------

Net loss before extraordinary item                   (63,045)        (351,720)         (237,618)        (652,383)

Extraordinary gain on cancellation of
   indebtedness                                            -          589,338                 -          589,338
                                                ------------    -------------     -------------    -------------

Net Income (Loss)                               $    (63,045)   $     237,618     $    (237,618)   $     (63,045)
                                                ============    =============     =============    =============

(A) For the six months ended September  30, 1998.
(B) For the six months ended June 30, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                   Statements of Cash Flows

                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                 L.P. IV (A)           (B)         Eliminations           (A)

Net cash provided by (used for)
   operating activities                        $     (80,217)   $      93,363     $          -     $      13,146
                                               -------------    --------------    -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities               (575,056)               -                 -         (575,056)
   Proceeds from sales and maturities
     of marketable securities                        287,956                -                 -          287,956
   Cash distributions received from
     Local Limited Partnerships                      209,795                -                 -          209,795
   Advances to Local Limited Partnerships            (10,476)               -             9,967             (509)
Additions to rental property                               -          (17,730)                -          (17,730)
                                               -------------    -------------     -------------    -------------
Net cash used for
     investing activities                            (87,781)         (17,730)            9,967          (95,544)
                                               -------------    -------------     -------------    -------------

Cash flows from financing activities:
   Advances from affiliate                                 -           14,451            (9,967)           4,484
   Payment of mortgage principal                           -          (46,677)                -          (46,677)
                                               -------------    -------------     -------------    -------------
Net cash used for financing activities                     -          (32,226)           (9,967)         (42,193)
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash
   and cash equivalents                             (167,998)          43,407                 -         (124,591)

Cash and cash equivalents, beginning                 272,808          113,251                 -          386,059
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     104,810    $     156,658     $           -    $     261,468
                                               =============    =============     =============    =============

(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $124,591 from $386,059 at March 31, 1998 to $261,468 at September 30, 1998. The decrease is mainly attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities, repayment of mortgage principal and additions to rental property by the Combined Entities. The decrease is offset by cash provided by operations and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,163,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,097,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $1,233,000 of operating funds to replenish Reserves. At September 30, 1998, approximately $1,367,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,163,000 noted above, the Partnership has also advanced approximately $732,000 to the Texas Partnerships to fund operating deficits. Approximately $389,000 has also been advanced to four other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1998.

Results of Operations

The Partnership's results of operations for the six months ended September 30, 1998 resulted in a net loss of $63,045 as compared to a net loss of $954,220 for the same period in 1997. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and decreases in rental operations, interest, depreciation and general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships is expected to continue. The decrease in rental operations, interest and depreciation expenses is attributable to the transfer of one of the combined Entities in the fourth quarter of calendar 1997 and another of the Combined Entities in the third quarter of calendar 1998. The decrease in general and administrative expenses in due to a decrease in salary reimbursement expense due to the timing of payments.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

Prior to the transfer of eleven of the Texas Partnerships, Limited Partnership interests had been acquired in thirty-seven Local Limited Partnerships which are located in thirteen states, Washington, D.C. and Puerto Rico. Fifteen of the properties with 1,440 apartments, were newly constructed, and twenty-two of the properties with 2,061 apartments were rehabilitated.

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

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts, are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency, (MHFA) that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July, 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. Given the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan may default on their mortgage obligation in the near future. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Bentley Court, located in Columbia, South Carolina, continues to generate significant deficits despite the July 1996 debt refinancing. As previously reported, an agreement was set up with the lender which enabled an affiliate of the Managing General Partner to become an additional general partner and substitute management agent, subject to lender approval, with the right to take control of the property if it becomes necessary. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement, the lender has the right to remove the management company. The Managing General Partner is now in the process of having an affiliate admitted as the Managing General Partner of Bentley Court. In addition, the IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner hired attorneys to appeal the findings in the IRS report in order to minimize the loss of credits. Recently, the Managing General Partner was informed that the Local General Partner for this property has been indicted on various criminal charges. In the opinion of management, there is a risk that Bentley Court will suffer some tax credit recapture or credit disallowance.

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

As previously reported, BK Apartments, located in Jamestown, North Dakota, has been generating operating deficits despite improved occupancy. The lender issued a default notice and threatened to foreclose. A workout agreement was negotiated and completed on November 10, 1997. The Managing General Partner is closely monitoring the workout plan with the Local General Partner. Furthermore, in November 1997, the Managing General Partner consummated a transfer of 50% of its interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner has the right to put the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, at Findlay Market (Cincinnati, Ohio), in order to reconstruct the units damaged by fire, the Partnership agreed to advance up to $345,000 to help cover the funding shortfall between the insurance proceeds, lender funding and a City grant. To date, the Partnership has advanced approximately $299,000 of this amount. However, the property continued to generate operating deficits which caused the default of the first mortgage. The Managing and Local General Partners were in negotiation with the lender in hopes of averting a foreclosure. However, the lender was not amenable to a cure of the mortgage and exercised its right to foreclose on the mortgage effective in August 1998. A foreclosure on this property will result in an estimated recapture of tax credits of $8.00 per unit, plus interest, and the allocation of taxable income to the Partnership.

As previously reported, negotiations among the Managing General Partner, Lender and prospective buyer for the remaining two Texas Partnerships, Pinewood Terrace and Gateway Village, have continued and have resulted in the transfer of Pinewood Terrace Apartments on July 9, 1998. The transfer of Gateway Village Apartments is expected to take place in the first quarter of 1999. For tax purposes in 1998, the transfer event of Pinewood Terrace will result in both
Section 1231 Gain and cancellation of indebtedness income, in addition to estimated tax credit recapture of $2.80 per Unit. For tax purposes in 1999, the transfer event of Gateway Village will result in both Section 1231 Gain and cancellation of indebtedness income and an estimated tax credit recapture of $2.40 per Unit.

At 46 & Vincennes, located in Chicago, Illinois, operations are running below break-even due to occupancy problems. On April 1, 1998 the management agent was replaced with a new management agent. Occupancy as of June 30, 1998 was 82%. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these occupancy concerns. The Managing General Partner will continue to monitor the new management agent, property operations and marketing efforts.

Impact of Year 2000

The Managing General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has executed a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, due to the inherent uncertainty that all systems of outside vendors or other companies on which the Partnership and/or Local Limited Partnerships rely will be compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1998.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    November 9, 1998                BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. IV

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