Form 10-Q
period 1998-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1999-02-11
CIK 845035

February 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-Q for Quarter Ended December 31, 1998
        File No. 0-19765





Gentlemen:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.


Very truly yours,




/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



QH4-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998
                              ------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to
                               --------------      ----------------


Commission file number            0-19765
                            --------------------

             Boston Financial Qualified Housing Tax Credits L.P. IV
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Massachusetts                                04-3044617
      -------------------------------                    ------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


        101 Arch Street, Boston, Massachusetts                02110-1106
       ---------------------------------------               -------------
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                   --------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.  Combined Financial Statements

         Combined Balance Sheets - December 31, 1998 (Unaudited)
           and March 31, 1998                                               1

         Combined Statements of Operations (Unaudited) - For the Three
           and Nine Months Ended December 31, 1998 and 1997                 2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1998        4

         Combined Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 1998 and 1997                     5

         Notes to Combined Financial Statements (Unaudited)                 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              13

PART II - OTHER INFORMATION

Items 1-6                                                                   16

SIGNATURE                                                                   17

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                          COMBINED BALANCE SHEETS - December 31, 1998 and March 31, 1998


                                                                                December 31,         March 31,
                                                                                    1998                1998
                                                                                 (Unaudited)
                                                                                -------------      -------------
Assets
Cash and cash equivalents                                                       $     142,355      $     386,059
Marketable securities, at fair value                                                  366,434            985,849
Accounts receivable, net of allowance for bad debt
    of $274,300 and $314,316, respectively                                             28,839             12,759
Tenant security deposits                                                               85,843             85,340
Investments in Local Limited Partnerships,
   net of reserve for valuation of $2,094,646 and $2,724,482,
   respectively (Note 1)                                                           15,208,303         15,286,237
Rental property at cost, net of accumulated depreciation                           13,036,923         14,519,371
Mortgagee escrow deposits                                                             146,745            114,300
Deferred charges, net of accumulated amortization of
   $191,848 and $176,768, respectively                                                173,996            189,076
Other assets                                                                           29,121             29,133
                                                                                -------------      -------------
     Total Assets                                                               $  29,218,559      $  31,608,124
                                                                                =============      =============


Liabilities and Partners' Equity
Mortgage notes payable                                                          $   8,569,778      $   9,720,859
Accounts payable to affiliates                                                         32,319            602,600
Accounts payable and accrued expenses                                                 273,546            340,574
Interest payable                                                                      512,393            627,412
Tenant security deposits payable                                                       82,078             84,131
Payable to affiliated Developer                                                     2,482,000          2,482,000
                                                                                -------------      -------------
     Total Liabilities                                                             11,952,114         13,857,576
                                                                                -------------      -------------

Minority interest in Local Limited Partnerships                                       410,409            432,469
                                                                                -------------      -------------

General, Initial and Investor Limited Partners' Equity                             16,850,353         17,316,902
Net unrealized gains on marketable securities                                           5,683              1,177
                                                                                -------------      -------------
     Total Partners' Equity                                                        16,856,036         17,318,079
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  29,218,559      $  31,608,124
                                                                                =============      =============

The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             For the Three and Nine Months Ended December 31, 1998 and 1997


                                             Three Months Ended                           Nine Months Ended
                                      December 31,        December 31,            December 31,        December 31,
                                          1998                1997                    1998                1997
                                      -------------       -------------           -------------      --------------
Revenue:
   Rental                             $     447,639     $       443,542           $   1,315,369      $    1,351,191
   Investment                                26,770              37,895                  78,774              83,904
   Other                                     20,775              17,625                 119,960             106,916
                                      -------------     ---------------           -------------      --------------
       Total Revenue                        495,184             499,062               1,514,103           1,542,011
                                      -------------     ---------------           -------------      --------------

Expenses:
   Asset management fee,
     related party                           49,626              57,480                 148,878             172,440
   General and administrative,
     (includes reimbursements to an
     affiliate in the amounts of
     $77,714 and $112,064 in 1998
     and 1997, respectively)                 87,090             102,800                 194,979             273,472
   Bad debt expense                         268,501              88,710                 514,095             239,249
   Rental operations, exclusive of
     depreciation                           210,187             235,800                 631,469             749,203
   Property management fee,
     related party                           24,169              29,895                  77,285              94,922
   Interest                                 225,556             252,405                 697,097             766,879
   Depreciation                             146,774             152,656                 450,886             526,037
   Amortization                              21,586              27,024                  64,832              82,770
                                      -------------     ---------------           -------------      --------------
       Total Expenses                     1,033,489             946,770               2,779,521           2,904,972
                                      -------------     ---------------           -------------      --------------

Loss before equity in income (losses) of
   Local Limited  Partnerships, minority
   interest, loss on liquidation of interests
   in Local Limited Partnerships and
   extraordinary item                      (538,305)           (447,708)             (1,265,418)         (1,362,961)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)            119,413            (518,946)                 99,000          (1,047,830)

Minority interest in losses of
   Local Limited Partnerships                15,388              26,531                 114,281              65,109

Loss on liquidation of interests in
   Local Limited Partnerships (Note 3)            -              (1,384)                 (3,750)             (3,922)
                                       ------------      --------------           -------------      ---------------

Net loss before extraordinary item         (403,504)           (941,507)             (1,055,887)         (2,349,604)

Extraordinary gain on cancellation
   of indebtedness (Note 3)                       -             600,104                 589,338           1,053,981
                                      -------------     ---------------           -------------      --------------

Net Loss                              $    (403,504)    $      (341,403)          $    (466,549)     $   (1,295,623)
                                      =============     ===============           =============      ==============
The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  COMBINED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)
         For the Three and Nine Months Ended December 31, 1998 and 1997


                                             Three Months Ended                           Nine Months Ended
                                      December 31,        December 31,            December 31,        December 31,
                                          1998                1997                    1998                1997
                                      -------------       -------------           -------------      --------------

Net Loss allocated:
   To General Partners                $      (4,034)    $        (3,414)          $      (4,665)     $      (12,956)
   To Limited Partners                     (399,470)           (337,989)               (461,884)         (1,282,667)
                                      -------------     ---------------           -------------      --------------
                                      $    (403,504)    $      (341,403)          $    (466,549)     $   (1,295,623)
                                      =============     ===============           =============      ==============

Net Loss before extraordinary
   item per Limited
   Partnership Unit (68,043 Units)    $       (5.87)    $        (13.71)          $      (15.36)     $       (34.19)
                                      =============     ===============           =============      ==============

Extraordinary item
   per Limited Partnership
   Unit (68,043 Units)                $           -     $          8.74           $        8.57      $        15.34
                                      =============     ===============           =============      ==============

Net Loss per Limited
   Partnership Unit
(68,043 Units)                        $       (5.87)    $         (4.97)          $       (6.79)     $       (18.85)
                                      =============     ===============           =============      ==============


The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1998


                                                         Initial       Investor          Net
                                         General         Limited        Limited      Unrealized
                                         Partners       Partners       Partners         Gains           Total
                                      -------------  -------------   -------------  -------------  ------------
Balance at March 31, 1998             $    (417,917) $       5,000   $  17,729,819  $       1,177  $  17,318,079
                                      -------------  -------------   -------------  -------------  -------------

Comprehensive Loss:
   Net Loss                                  (4,665)             -        (461,884)             -       (466,549)
   Change in net unrealized
   gains on marketable securities
   available for sale                             -              -               -          4,506          4,506
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Loss                           (4,665)             -        (461,884)         4,506       (462,043)
                                      -------------  -------------   -------------  -------------  -------------

Balance at December 31, 1998          $    (422,582) $       5,000   $  17,267,935  $       5,683  $  16,856,036
                                      =============  =============   =============  =============  =============

The accompanying notes are an integral part of these combined financial statements.


          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1998 and 1997



                                                                                1998                  1997
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (774,856)        $    (275,720)
                                                                           -------------         -------------

Cash flows from investing activities:
     Purchases of marketable securities                                         (575,056)             (373,664)
     Proceeds from sales and maturities of
       marketable securities                                                   1,202,520               405,899
     Cash distributions received from Local
       Limited Partnerships                                                      209,795               208,180
     Advances to Local Limited Partnerships                                     (269,009)              (33,974)
     Additions to rental property and equipment                                  (67,596)              (45,806)
                                                                           -------------         -------------
Net cash provided by investing activities                                        500,654               160,635
                                                                           -------------         -------------

Cash flows from financing activities:
     Capital contributions received                                               92,221                92,221
     Advances from affiliate                                                       4,484                34,356
     Payment of mortgage principal                                               (66,207)              (91,652)
                                                                           -------------         -------------
Net cash provided by financing activities                                         30,498                34,925
                                                                           -------------         -------------

Net decrease in cash and cash equivalents                                       (243,704)              (80,160)

Cash and cash equivalents, beginning                                             386,059               288,153
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     142,355         $     207,993
                                                                           =============         =============

Supplemental disclosure:
   Cash paid for interest                                                  $     645,759         $     660,951
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-five Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at December 31, 1998:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited Partnerships                                     $    41,688,356

Cumulative equity in losses of Local Limited
   Partnerships (excludes cumulative unrecognized
   losses of $3,923,434)                                                                      (24,705,779)

Cash distributions received from Local
   Limited Partnerships                                                                        (2,018,254)

Investments in Local Limited Partnerships
   before adjustment                                                                           14,964,323

Excess of investment cost over the underlying net assets acquired:
     Acquisition fees and expenses                                                              2,999,362

     Accumulated amortization of acquisition
       fees and expenses                                                                         (660,736)

Investments in Local Limited Partnerships                                                      17,302,949

Reserve for valuation of investments
   in Local Limited Partnerships                                                               (2,094,646)
                                                                                          ---------------
                                                                                          $    15,208,303
                                                                                          ---------------

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the nine months ended December 31, 1998 is $1,368,374. For the nine months ended December 31, 1998, the Partnership has not recognized $1,531,303 of equity in losses relating to thirteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Effect of Recently Issued Accounting Standard

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective April 1, 1998.

3.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of eleven of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments, Bent Tree Housing, Justin Place Apartments, Valley View Apartments, Nacona Terrace Apartments, Royal Creste Apartments and Pine Manor Apartments were transferred prior to March 31, 1998 and Pinewood Terrace Apartments was transferred on July 9, 1998. The transfer of the remaining Texas Partnership, Gateway Village, is expected to take place in the first quarter of 1999. Findlay Market was foreclosed in August 1998.

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnerships of $3,750 and extraordinary gain on cancellation of indebtedness of $589,338 were recognized in the nine months ended December 31, 1998 as a result of the transfer of Pinewood Terrace Apartments. The foreclosure of Findlay Market did not result in any gains or losses for financial reporting purposes.

For tax purposes, the transfer of the Texas Partnerships resulted in both
Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership resulted in a nominal amount of recapture of tax credits, since the Texas Partnerships represented only 3% of the Partnership's tax credits. The foreclosure of Findlay Market results in a 1231 gain and cancellation of indebtedness income and a recapture of tax credits of $534,000.

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

Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency (MHFA), which included additional subsidies in the form of Operating Deficit Loans (ODL's). In July, 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by the Agency. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. Given the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan may default on their mortgage obligation in the near future. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                                        Balance Sheets


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                 L.P. IV (A)           (B)         Eliminations          (A)
                                               -------------    -------------     -------------    -------------
Assets
Cash and cash equivalents                      $      31,717    $     110,638     $           -    $     142,355
Marketable securities, at fair value                 366,434                -                 -          366,434
Accounts receivable, net                             123,556            8,772          (103,489)          28,839
Tenant security deposits                                   -           85,843                             85,843
Investments in Local
   Limited Partnerships, net                      16,442,151                -        (1,233,848)      15,208,303
Rental property at cost, net                               -       12,386,539           650,384       13,036,923
Mortgagee escrow deposits                                  -          146,745                 -          146,745
Deferred charges, net                                      -          173,996                 -          173,996
Other assets                                           7,696           21,425                 -           29,121
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  16,971,554    $  12,933,958     $    (686,953)   $  29,218,559
                                               =============    =============     =============    =============

Liabilities and Partners' Equity

Mortgage notes payable                         $           -    $   8,569,778     $           -    $   8,569,778
Accounts payable to affiliates                        12,740          123,068          (103,489)          32,319
Accounts payable and accrued expenses                102,778          170,768                 -          273,546
Interest payable                                           -          512,393                 -          512,393
Tenant security deposits payable                           -           82,078                 -           82,078
Payable to affiliated Developer                            -        2,482,000                 -        2,482,000
                                               -------------    -------------     -------------    -------------
     Total Liabilities                               115,518       11,940,085          (103,489)      11,952,114
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnerships                                            -                -           410,409          410,409
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                       16,850,353          993,873          (993,873)      16,850,353
Net unrealized gains on
   marketable securities                               5,683                -                 -            5,683
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       16,856,036          993,873          (993,873)      16,856,036
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $  16,971,554    $  12,933,958     $    (686,953)   $  29,218,559
                                               =============    =============     =============    =============

(A) As of December 31, 1998.
(B) As of September 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)


                                                   Statements of Operations
                                         For the Three Months Ended December 31, 1998


                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                L.P. IV (A)            (B)         Eliminations          (A)
                                                ------------    -------------     -------------    -------------
Revenue:
   Rental                                       $          -    $     447,639     $           -    $     447,639
   Investment                                         21,010            5,760                 -           26,770
   Other                                              10,000           10,775                 -           20,775
                                                ------------    --------------    -------------    -------------
     Total Revenue                                    31,010          464,174                 -          495,184
                                                ------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               49,626                -                 -           49,626
   General and administrative                         87,090                -                 -           87,090
   Bad debt expense                                  268,501                -                 -          268,501
   Rental operations, exclusive of depreciation            -          210,187                 -          210,187
Property management fee, related party                     -           24,169                 -           24,169
   Interest                                                -          225,556                 -          225,556
   Depreciation                                            -          146,774                 -          146,774
   Amortization                                       16,559            5,027                 -           21,586
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  421,776          611,713                 -        1,033,489
                                                ------------    -------------     -------------    -------------

Loss before equity in income  (losses) of Local
   Limited Partnerships and minority interest       (390,766)        (147,539)                -         (538,305)

Equity in income (losses) of Local
   Limited Partnerships                              (12,738)               -           132,151          119,413

Minority interest in income of
   Local Limited Partnerships                              -                -            15,388           15,388
                                                ------------    -------------     -------------    -------------

Net Loss                                        $   (403,504)   $    (147,539)    $     147,539    $    (403,504)
                                                ============    =============     =============    =============

(A) For the three months ended December 31, 1998.
(B) For the three months ended September 30, 1998.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                   Statements of Operations
                                         For the Nine Months Ended December 31, 1998

                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                           Combined
                                                L.P. IV (A)            (B)         Eliminations          (A)
                                                ------------    -------------     -------------    --------------
Revenue:
   Rental                                       $         -     $   1,315,369     $           -    $   1,315,369
   Investment                                         57,146           21,628                 -           78,774
   Other                                              84,399           35,561                 -          119,960
                                                ------------    -------------     -------------    -------------
     Total Revenue                                   141,545        1,372,558                 -        1,514,103
                                                ------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party              148,878                -                 -          148,878
   General and administrative                        194,979                -                 -          194,979
   Bad debt expense                                  514,095                -                 -          514,095
   Rental operations, exclusive of depreciation            -          631,469                 -          631,469
   Property management fee, related party                  -           77,285                 -           77,285
   Interest                                                -          697,097                 -          697,097
   Depreciation                                            -          450,886                 -          450,886
   Amortization                                       49,752           15,080                 -           64,832
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  907,704        1,871,817                 -        2,779,521
                                                ------------    -------------     -------------    -------------

Loss before equity in income  (losses) of Local
   Limited Partnerships, minority interest,
   loss of liquidation of interest in Local
   Limited  Partnership and extraordinary item      (766,159)        (499,259)                -       (1,265,418)

Equity in income (losses) of Local
   Limited Partnerships                              303,360                -          (204,360)          99,000

Minority interest in income of
   Local Limited Partnerships                              -                -           114,281          114,281

Loss on liquidation of interest in Local
   Limited Partnership                                (3,750)               -                 -           (3,750)
                                                ------------    -------------     -------------    -------------

Net loss before extraordinary item                  (466,549)        (499,259)          (90,079)      (1,055,887)

Extraordinary gain on cancellation of
   indebtedness                                            -          589,338                 -          589,338
                                                ------------    -------------     -------------    -------------

Net Income (Loss)                               $   (466,549)   $      90,079     $     (90,079)   $    (466,549)
                                                ============    =============     =============    =============

(A) For the nine months ended  December 31, 1998.
(B) For the nine months ended September 30, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                                                   Statements of Cash Flows

                                               Boston Financial
                                              Qualified Housing     Combined
                                                 Tax Credits        Entities                          Combined
                                                 L.P. IV (A)           (B)         Eliminations          (A)
                                               -------------    -------------     -------------    -------------
Net cash provided by (used for)
   operating activities                        $    (799,374)   $      24,518     $           -    $    (774,856)
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities               (575,056)               -                 -         (575,056)
   Proceeds from sales and maturities
     of marketable securities                      1,202,520                -                 -        1,202,520
   Cash distributions received from
     Local Limited Partnerships                      209,795                -                 -          209,795
   Advances to Local Limited Partnerships           (278,976)               -             9,967         (269,009)
   Additions to rental property and equipment              -          (67,596)                -          (67,596)
                                               -------------    -------------     -------------    -------------
Net cash provided by (used for)
   investing activities                              558,283          (67,596)            9,967          500,654
                                               -------------    -------------     -------------    -------------

Cash flows from financing activities:
   Capital contribution received                           -           92,221                 -           92,221
   Advances from affiliate                                 -           14,451            (9,967)           4,484
   Payment of mortgage principal                           -          (66,207)                -          (66,207)
                                               -------------    -------------     -------------    -------------
Net cash provided by financing activities                  -           40,465            (9,967)          30,498
                                               -------------    -------------     -------------    -------------

Net decrease in cash and cash equivalents           (241,091)          (2,613)                -         (243,704)

Cash and cash equivalents, beginning                 272,808          113,251                 -          386,059
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $      31,717    $     110,638     $           -    $     142,355
                                               =============    =============     =============    =============

(A) For the nine months ended  December 31, 1998.
(B) For the nine months ended September 30, 1998.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $243,704 from $386,059 at March 31, 1998 to $142,355 at December 31, 1998. The decrease is mainly attributable to repayment of mortgage principal, additions to rental property by the Combined Entities, advances to Local Limited Partnerships and cash used by operations. The decrease is offset by cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,193,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,100,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $447,000 of operating funds to replenish Reserves. At December 31, 1998, approximately $283,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,193,000 noted above, the Partnership has also advanced approximately $732,000 to the Texas Partnerships to fund operating deficits. Approximately $657,000 has also been advanced to four other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1998.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1998 resulted in net losses of $403,504 and $466,549, respectively, as compared to net losses of $341,403 and $1,295,623 for the same respective periods in 1997. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and decreases in rental operations, interest, depreciation and general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships is expected to continue. The decrease in rental operations, interest and depreciation expenses is attributable to the transfer of one of the Combined Entities in the fourth quarter of calendar 1997 and another of the Combined Entities in the third quarter of calendar 1998. The decrease in general and administrative expenses in due to a decrease in salary reimbursement expense due to the timing of payments. For the three month period, net losses increased due to a $600,104 gain on cancellation of indebtedness in the quarter ended December 31, 1998.

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

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts, are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency, (MHFA) which included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. Given the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan may default on their mortgage obligation in the near future. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Bentley Court, located in Columbia, South Carolina, continues to generate significant deficits despite the July 1996 debt refinancing. As previously reported, an agreement was reached with the lender which enabled an affiliate of the Managing General Partner to become an additional general partner and substitute management agent, subject to lender approval, with the right to take control of the property if it becomes necessary. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement, the lender has the right to remove the management company. The Managing General Partner is now in the process of having an affiliate admitted as the Managing General Partner of Bentley Court. In addition, the IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner hired attorneys to appeal the findings in the IRS report in order to minimize the loss of credits. In June the Managing General Partner was informed that the Local General Partner for this property has been indicted on various criminal charges. The Local General Partner plead guilty to two of these counts and is now awaiting sentencing. In the opinion of management, there is a risk that Bentley Court will suffer some tax credit recapture or credit disallowance. However, management cannot quantify the risk at this time.

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

As previously reported, the Managing and Local General Partners of Findlay Market (Cincinnati, Ohio) were in negotiation with the lender in hopes of averting a foreclosure. However, the lender was not amenable to a cure of the mortgage and exercised its right to foreclose on the mortgage effective in August 1998. The foreclosure of this property will result in an estimated recapture of tax credits of $8.00 per Unit, plus interest, and the allocation of taxable income to the Partnership.

As previously reported, negotiations among the Managing General Partner, Lender and prospective buyer for the remaining two Texas Partnerships, Pinewood Terrace and Gateway Village, continued and resulted in the transfer of Pinewood Terrace Apartments on July 9, 1998. The transfer of Gateway Village Apartments is expected to take place in the first quarter of 1999. For tax purposes in 1998, the transfer event of Pinewood Terrace will result in both Section 1231 Gain and cancellation of indebtedness income, in addition to estimated tax credit recapture of $2.80 per Unit. For tax purposes in 1999, the transfer event of Gateway Village will result in both Section 1231 Gain and cancellation of indebtedness income and an estimated tax credit recapture of $2.40 per Unit.

At 46 & Vincennes, located in Chicago, Illinois, operations are running below break-even due to occupancy problems. On April 1, 1998 the management agent was replaced with a new management agent. Occupancy as of September 30, 1998 was 87%. The Managing General Partner is working closely with the Local General Partner to develop a plan that will address these occupancy concerns. The Managing General Partner will continue to monitor the new management agent, property operations and marketing efforts.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    February 11, 1999              BOSTON FINANCIAL QUALIFIED HOUSING
                                         TAX CREDITS L.P. IV

                                         By:   Arch Street IV, Inc.,
                                         its Managing General Partner



                                         /s/Randolph G. Hawthorne
                                         ----------------------------------
                                         Randolph G. Hawthorne
                                         Managing Director, Vice President and
                                         Chief Operating Officer