Form 10-K
period 1999-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1999-06-29
CIK 845035

June 29, 1999




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Form 10-K Annual Report for Year Ended March 31, 1999
       File Number 0-19765


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



QH410K-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended                             Commission file number
March 31, 1999                                                0-19765

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV (Exact name of registrant as specified in its charter)

Massachusetts                                                  04-3044617
(State of organization)                                    (I.R.S. Employer
                                                           Identification No.)
101 Arch Street, 16th Floor
Boston, Massachusetts                                              02110-1106
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

                        $67,653,000 as of March 31, 1999

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b)OR
(c) UNDER THE SECURITIES ACT OF 1933.

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

  "Estimated Use of Proceeds"                                                 Part III, Item 13

  "Management Compensation and Fees"                                          Part III, Item 13

   "Profits and Losses for Tax Purposes, Tax Credits
    and Cash Distributions"                                                   Part III, Item 13





             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



PART I                                                                 Page No.

   Item  1    Business                                                   K-3
   Item  2    Properties                                                 K-6
   Item  3    Legal Proceedings                                          K-13
   Item  4    Submission of Matters to a
               Vote of Security Holders                                  K-13

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                        K-13
   Item  6    Selected Financial Data                                    K-14
   Item  7    Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                              K-15
   Item 7A.   Quantitative and Qualitative Disclosures about
              Market Risk                                                K-19
   Item  8    Financial Statements and Supplementary Data                K-19
   Item  9    Changes in and Disagreements on Accounting
              and Financial Disclosure                                   K-19


PART III

   Item  10   Directors and Executive Officers
               of the Registrant                                         K-20
   Item  11   Management Remuneration                                    K-21
   Item  12   Security Ownership of Certain Beneficial
               Owners and Management                                     K-21
   Item  13   Certain Relationships and Related
               Transactions                                              K-22


PART IV

   Item  14   Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                                   K-25


SIGNATURES                                                               K-26

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

The Partnership is engaged solely in the business of real estate investment. Affiliates of the Managing General Partners, BF Leawood, Inc. and BF Texas Limited Partnership, assumed the Local General Partner interests in Leawood Manor Associates, L.P. ("Leawood") and twelve other Local Limited Partnerships in which the Partnership invests (the "Texas Partnerships"), respectively. As a result, the Partnership is deemed to have control over Leawood and the Texas Partnerships, and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Partnership's operating results, not the business of the Partnership. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. As described more fully under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Managing General Partner has transferred all of the assets of eleven Texas Partnerships subject to their liabilities to unaffiliated entities. Therefore, as of March 31, 1999, one Texas Partnership is presented in combined form.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
                                   (Unaudited)

    Properties Owned by Local
      Limited Partnerships*                                                                     Date Interest
                                                           Location                                Acquired
    ---------------------------                      ---------------------                      ---------------

     Brookscrossing                                  Atlanta, GA                                 06/30/89
     Dorsett                                         Philadelphia, PA                            10/20/89
     Willow Ridge                                    Prescott, AZ                                08/28/89
     Town House                                      Allentown, PA                               12/26/89
     Lancaster House North                           Lancaster, PA                               03/13/89
     Sencit Towne House                              Shillington, PA                             12/26/89
     Pinewood Terrace**                              Rusk, TX                                    12/27/89
     Justin Place**                                  Justin, TX                                  12/27/89
     Grandview**                                     Grandview, TX                               12/27/89
     Hampton Lane                                    Buena Vista, GA                             12/20/89
     Audobon                                         Boston, MA                                  12/22/89
     Bent Tree**                                     Jackson, TX                                 12/27/89
     Royal Crest**                                   Bowie, TX                                   12/27/89
     Nocona Terrace**                                Nocona, TX                                  12/27/89
     Pine Manor**                                    Jacksboro, TX                               12/27/89
     Hilltop**                                       Rhome, TX                                   12/27/89
     Valley View**                                   Valley View, TX                             12/27/89
     Bentley Court                                   Columbia, SC                                12/26/89
     Orocovix IV                                     Orocovix, PR                                12/30/89
     Leawood Manor                                   Leawood, KS                                 12/29/89
     Pecan Hill**                                    Bryson, TX                                  12/28/89
     Carolina Woods                                  Greensboro, NC                              01/31/90
     Mayfair Mansions                                Washington, DC                              03/21/90
     Oakview Square                                  Chesterfield, MI                            03/22/89
     Whitehills II                                   Howell, MI                                  04/21/90
     Orchard View                                    Gobles, MI                                  04/29/90
     Lakeside Square                                 Chicago, IL                                 05/17/90
     Lincoln Green                                   Old Town, ME                                03/21/90
     Brown Kaplan                                    Boston, MA                                  07/01/90
     Green Tree Village                              Greenville, GA                              07/06/90
     Canfield Crossing                               Milan, MI                                   08/20/90
     Findlay Market***                               Cincinnati, OH                              08/15/90
     Seagraves**                                     Seagraves, TX                               11/28/90
     West Pine                                       Findlay, PA                                 12/31/90
     BK Apartments                                   Jamestown, ND                               12/01/90
     46th & Vincennes                                Chicago, IL                                 03/29/91
     Gateway Village Garden**                        Azle, TX                                    06/24/91

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Leawood Manor which is 89%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

** As of March 31, 1999, the Managing General Partner has transferred all of the assets of eleven of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. Seagraves Housing, Grandview Housing, Bryson Housing, Rhome Housing, Bent Tree Housing, Justin Housing, Valley View Housing, Nocona Terrace Housing, Bowie Housing, Pine Manor Housing and Pinewood Terrace were transferred prior to March 31, 1999. Negotiations between the Managing General Partner, the Lender and prospective buyers have continued through the past quarter to transfer title to the remaining Texas Partnership to unaffiliated buyers. If negotiations continue as expected, Gateway Village will be transferred in the second quarter of 1999. In the meantime, operating deficits continue to be funded from Partnership Reserves.

*** Findlay Market was transferred to an unaffiliated entity during the year ended March 31, 1999.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships and rental operations revenues and expenses, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of Leawood Manor and the Texas Partnerships, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1999, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: Sencit Townhouse L.P., Allentown Townhouse L.P. and Prince Street Ltd., representing 11.30%, have AIMCO Properties as Local General Partner; Greentree Village L.P. and Buena Vista Properties L.P., representing 0.60%, have Norsouth Corporation as Local General Partner; and Whitehills Apartments Co., L.P., Milan Apartments Co., L.P. and Gobles LDHA, L.P., representing 1.14%, have First Centrum as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-five Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor and BK Associates, which are 89% and 49.5%, respectively.

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



                                                       Capital Contributions
                                                 Total          Total Paid       Mtge. Loans
Local Limited Partnership           Number of  committed at    through March      payable at                         Occupancy at
Property Name                      Apt. Units  March 31, 1999   31, 1999         December 31,         Type of           March 31,
Property Location                                                                    1998            Subsidy*           1999
--------------------------------  ----------- ---------------- ---------------  ---------------     -----------     --------------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                            224       $3,363,776        $3,363,776    $5,466,174            None               96%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                           134        2,125,000         2,125,000     3,055,082            None               96%

Leawood Associates, L.P.**
   A Limited Partnership
Leawood Manor
Leawood, KS                            254        7,497,810         7,497,810     7,415,444            None               98%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA                        58        2,482,107         2,482,107     2,141,401          Section 8            97%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                          160        1,589,403         1,589,403     6,499,758          Section 8           100%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                          201        1,996,687         1,996,687     7,846,424          Section 8           100%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                        201        1,996,687         1,996,687     6,588,586          Section 8           100%





                                                             Capital Contributions
                                                          Total       Total Paid      Mtge. Loans
Local Limited Partnership                Number of    committed at   through March    payable at                       Occupancy at
Property Name                            Apt. Units   March 31, 1999    31, 1999      December 31,       Type of         March 31,
Property Location                                                                        1998            Subsidy*
--------------------------------------  ------------ --------------- -------------  -----------------   -----------   -------------

East Rusk Housing Associates, LTD (A)**
Pinewood Terrace Apartments
Rusk, TX

Gateway Housing Associates, LTD (A)**
Gateway Village Garden Apts.
Azle, TX                                   50            251,326        251,326      1,131,757            FmHA               98%

Justin Housing Associates, LTD(A)
Justin Place
Justin, TX

Grandview Housing Associates, LTD (A)
Grandview
Grandview, TX

Buena Vista Limited Partnership
Hampton Lane (Buena Vista)
Buena Vista, GA                            24            153,474        153,474        715,816            None              100%

Audobon Group, L.P.
   A Massachusetts Limited Partnership
Audobon
Boston, MA                                 37          2,640,419      2,640,419      3,088,524          Section 8            97%

Bent Tree Housing Associates (A)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (A)
Royal Crest (Bowie)
Bowie, TX



                                                                 Capital Contributions
                                                        Total        Total Paid     Mtge. Loans
Local Limited Partnership               Number of   committed at    through March    payable at                        Occupancy at
Property Name                          Apt. Units   March 31, 1999    31, 1999      December 31,      Type of           March 31,
Property Location                                                                       1998           Subsidy*           1999
-------------------------------------- ------------ -----------------------------   -----------------  -----------    --------------

Nocona Terrace Housing
   Associates, LTD (A)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (A)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (A)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LTD (A)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                              273       5,000,000       5,000,000      6,868,868            None               90%

Bryson Housing Associates, LTD (A)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                               40         361,444         361,444      1,642,158            FmHA              100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                             48       1,000,000       1,000,000      1,098,156            None               96%







                                                                 Capital Contributions
                                                     Total           Total Paid    Mtge. Loans
Local Limited Partnership              Number of    committed at   through March    payable at                         Occupancy at
Property Name                         Apt. Units   March 31, 1999     31, 1999    December 31,        Type of           March 31,
Property Location                                                                   1998             Subsidy*           1999
------------------------------------  ------------ --------------  ------------- --------------     -----------     --------------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                            569       4,250,000         4,250,000    20,953,081          Section 8            96%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI                          192       5,299,652         5,299,652     6,002,893            None               95%

Whitehills II Apartments Company
   Limited Partnership
Whitehills II
Howell, MI                                 24         169,276           169,276       752,994            FmHA              100%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                                 24         162,022           162,022       737,105            FmHA              100%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                               308       3,978,813         3,978,813     6,005,125          Section 8           100%
Lincoln Green Associates, A Limited
   Partnership

Lincoln Green
Old Towne, ME                              30         352,575           352,575     1,638,514          Section 8            97%
Brown Kaplan Limited Partnership
Brown Kaplan
Boston, MA                                 60       3,024,663         3,024,663     7,998,554            Loans             100%



                                                                 Capital Contributions
                                                       Total         Total Paid    Mtge. Loans
Local Limited Partnership                Number of   committed at  through March    payable at                         Occupancy at
Property Name                           Apt. Units  March 31, 1999    31, 1999      December 31,        Type of           March 31,
Property Location                                                                     1998              Subsidy*           1999
--------------------------------------  ----------- --------------- ------------- -----------------     -----------     ------------

Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                             24         145,437         145,437        657,073            FmHA              100%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                                  32         230,500         230,500      1,015,158            FmHA               97%

Findlay Market Limited Partnership (A)
Findlay Market
Cincinnati, OH

Seagraves Housing Associates, LTD. (A)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                                38         313,445         313,445      1,673,827            FmHA               97%

B-K Apartments Limited Partnership
BK Apartments
Jamestowne, ND                             48         290,000         290,000        856,667          Section 8            75%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                                28         751,120         751,120      1,308,408          Section 8            89%
                                       ------    ------------    ------------   ------------
                                        3,081      49,425,636      49,425,636    103,157,547
                                       ======
Less:  **Combined Entities                          7,749,136       7,749,136      8,547,201
                                                 ------------    ------------   ------------
                                                  $41,676,50     $ 41,676,500   $ 94,610,346
                                                 ============    ============   ============

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

     (A)          As of  March  31,  1999,  the  Managing  General  Partner  has
                  transferred all of the assets of eleven of the Texas Partnerships and Findlay Market subject to their liabilities. The one remaining Texas Partnership will be transferred after March 31, 1999. The eleven transferred Texas Partnerships had total capital contributions and mortgage payable amounts of $2,632,392 and $6,918,840, respectivley, as of the transfer dates.

Three Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. The first is Leawood Associates, L.P. ("Leawood Manor"). Leawood Manor, representing 15.17% of the total capital contributions to Local Limited Partnerships, is a 254-unit apartment complex located in Leawood, Kansas. Leawood Manor is financed by a first mortgage at 8%, with an accrual rate of 11.75% and monthly payments of $77,850 plus 95% of the net cash flows as defined by the mortgage agreement. Subsequent to December 31, 1998, Leawood Manor refinanced with Northern Financial Company. The new mortgage has monthly installments of $53,659 of principal and interest, with interest accrued at an annual rate of 6.66%. The mortgage matures on February 1, 2009.

The second Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnerships is Oakview Square Limited Partnership ("Oakview Square"). Oakview Square, representing 10.72% of the total capital contributions to Local Limited Partnerships, is a 192-unit apartment complex located in Chesterfield, Michigan. Oakview Square is financed by a first mortgage loan at 9.75% interest and a 35 year term with monthly installments of approximately $52,100. The loan matures in April 2010.

The third Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnership is Bentley Court II Limited Partnership ("Bentley Court"). Bentley Court, representing 10.12% of the total capital contribution to Local Limited Partnerships, is a 273 unit apartment complex located in Columbia, South Carolina.

The duration of the leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Item 3.  Legal Proceedings

The IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner hired attorneys to appeal the findings in the IRS report in order to minimize the loss of credits. In June 1998, the Managing General Partner was informed that the Local General Partner for this property was indicted on various criminal charges. The Local General Partner pleaded guilty to two of these counts and is now awaiting sentencing. In the opinion of management, there is a risk that Bentley Court and, consequently, the Partnership will suffer some tax credit recapture or credit disallowance. However, management cannot quantify the risk at this time.

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

As of June 15, 1999, there were 3,808 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 1999, 1998 and 1997.

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


                                       March 31,          March 31,        March 31,         March 31,         March 31,
                                          1999              1998              1997             1996              1995

Revenue (C)                         $     2,234,267  $      2,061,588  $     2,099,229  $      2,633,694  $     2,506,970
Equity in income (losses) of Local
   Limited Partnerships (C)                  33,851       (1,405,591)      (2,747,270)       (2,957,339)      (3,688,171)
Net loss                                   (166,712)       (3,950,858)      (5,503,780)       (5,046,594)      (6,661,959)
   Per Limited Partnership Unit               (2.43)           (57.48)          (80.08)           (73.43)          (96.93)
Cash and cash equivalents (C)               361,069           386,059          288,153           414,451          532,287
Marketable securities                       703,642           985,849        1,056,590         1,428,765        1,962,559
Investments in Local Limited
   Partnerships                          15,022,986        15,286,237       18,891,361        22,021,757       25,343,137
Total assets (A)                         29,698,965        31,608,124       36,632,053        41,744,078       50,243,398
Long-term debt (C)                        8,547,201         9,720,859       11,111,888        11,228,864       14,636,443
Total liabilities (C)                    12,118,935        13,857,576       14,948,056        14,550,850       17,903,195
Cash Distribution                                 -                 -                -                 -                -
   Per Limited Partnership Unit                   -                 -                -                 -                -
Other Data:
Passive loss (B)                         (6,298,010)       (5,850,622)      (6,118,380)       (6,562,619)      (6,695,703)
   Per Limited Partnership Unit (B)          (91.63)           (85.12)          (89.02)           (95.48)          (97.42)
Portfolio income (B)                        531,853           399,057          511,058           627,741          401,044
   Per Limited Partnership Unit (B)            7.74              5.81             7.44              9.13             5.84
Low-Income Housing Tax Credit (B)         9,066,656         9,278,685        9,364,677         9,536,996         9,432,363
   Per Limited Partnership Unit (B)          131.49            134.57           135.81            138.31           136.78
Recapture of Low-Income Housing
   Tax Credits (B)                          725,142           338,222          179,372                 -                -
   Per Limited Partnership Unit (B)           10.55              4.92             2.61                 -                -
Local Limited Partnership interests
   owned at end of period (D)                    25                27               32                34               37

(A) Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credits per Limited Partnership Unit for 1999, 1998, 1997, 1996 and 1995
      represents the amount allocated to individual investors. Corporate investors were allocated $134.17, $137.27, $138.59, $141.11 and $139.60 per Unit in 1999, 1998, 1997, 1996 and 1995, respectively.

(C) Revenue for the years ended March 31, 1999, 1998, 1997, 1996 and 1995 includes $1,875,069, $1,911,961, $1,941,455, $2,522,643 and $2,354,347,
      respectively, of total revenue from Leawood Manor and the Texas Partnerships. Equity in losses of Local Limited Partnerships for the years ended March 31, 1999, 1998, 1997, 1996 and 1995 does not include $8,850, ($26,848), $1,808,207, $1,165,223 and $1,199,409, respectively, of losses from Leawood Manor and the Texas Partnerships that have been combined with the Partnership's loss. Cash and cash equivalents at March 31, 1999, 1998, 1997, 1996 and 1995 includes $117,997, $113,251,
      $71,426, $107,545 and $250,751, respectively, of cash and cash equivalents from Leawood Manor and the Texas Partnerships. The total amount of long-term debt is related to Leawood Manor and the Texas Partnerships. Total liabilities for the years ended March 31, 1999, 1998, 1997, 1996 and 1995 includes $11,662,371, $13,200,479, $14,529,452,
      $14,368,374 and $17,756,853, respectively, of liabilities from Leawood Manor and the Texas Partnership (other than the Texas Partnerships described in (D) below).

(D) As of March 31, 1999, the Managing General Partner has transferred all of the assets of eleven of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The remaining Texas Partnership was transferred subsequent to March 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $24,990 from $386,059 at March 31, 1998 to $361,069 at March 31, 1999. The decrease is mainly attributable to cash used for operating activities and cash used for purchases of marketable securities. These decreases are offset by cash provided by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,212,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,101,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $640,000 of operating funds to replenish Reserves. At March 31, 1999, approximately $809,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,212,000 noted above, the Partnership has also advanced approximately $712,000 to the Texas Partnerships to fund operating deficits. Approximately $325,000 has also been advanced to four other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the year ended March 31, 1999.

Results of Operations

1999 versus 1998

The Partnership's results of operations for the fiscal year ended March 31, 1999 resulted in a net loss of $166,712 as compared to a net loss of $3,950,858 for the same period in 1998. The decrease in net loss is primarily attributable to the gain on the transfer of assets of one of the Texas Partnerships, a decrease in equity in losses of Local Limited Partnerships, a decrease in the provision for valuation of rental property and a decrease in the provision for valuation of investments in Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships is expected to continue.

1998 versus 1997

The Partnership's results of operations for the fiscal year ended March 31, 1998 resulted in a net loss of $3,950,858 as compared to a net loss of $5,503,780 for the same period in 1997. The decrease in net loss is primarily attributable to the recognition of gains on asset transfers for three of the Texas Partnerships, a decrease in equity in losses of Local Limited Partnerships and a decrease in the provision for valuation of rental property. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnerships for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships is expected to continue. The expected transfers of Pinewood Terrace Apartments and Gateway Village Apartments in July 1998 and January 1999, respectively, will result in additional gains on transfers of assets. The gain on assets transfers and decrease in equity in losses of Local Limited Partnerships were partially offset by a provision for valuation of two investments in Local Limited Partnerships recorded in 1998.

Low-Income Housing Tax Credits

The 1999, 1998 and 1997 Tax Credits per Unit were $131.49,  $134.57 and $135.81, respectively, for individual investors. The 1999, 1998 and 1997 Tax Credits per Unit were $134.17, $137.27 and $138.59, respectively, for corporate investors.

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

As of March 31, 1999, each of the twenty-five properties has been placed in service and their apartment units are qualified. The credits, which have stabilized, are expected to remain the same for the next two years, and then they are expected to decrease as properties reach the end of the ten year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interest in the Local Limited Partnership for the foreseeable future. The Partnership has transferred eleven of the Texas Partnerships and is in the process of transferring the remaining Texas Partnership. There will be a nominal recapture of tax credits since the Texas Partnerships represent only 3% of the Partnerships' tax credits.

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

On November 10, 1997, the Partnership transferred 50% of its interest in capital and profits of BK Apartments to the local general partner in order to protect the Partnership in the event of recapture of these tax credits. The first stage of this transfer caused approximately one-half of the recapture liability to flow to the local general partner.

Property Discussions

Prior to the transfer of eleven of the Texas Partnerships and Findlay Market, Limited Partnership interests had been acquired in thirty-seven Local Limited Partnerships which are located in thirteen states, Washington, D.C. and Puerto Rico. Fifteen of the properties with 1,440 apartments were newly constructed, and twenty-two of the properties with 2,061 apartments were rehabilitated.

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

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts, are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency (MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. Given the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan may default on their mortgage obligation in the near future. In particular, Audobon Apartments is experiencing significant operating deficits, which may affect the ability of the Fund to retain its interest in Audobon through 1999. A foreclosure would result in recapture of credits, the allocation of taxable income to the Fund and loss of future benefits associated with this property. As previously reported, on September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

As previously reported on Bentley Court, located in Columbia, South Carolina, an agreement was reached with the lender which enabled an affiliate of the Managing General Partner to become an additional general partner and substitute management agent, subject to lender approval, with the right to take control of the property if it becomes necessary. In addition, the agreement stipulates that if the Local Limited Partnership defaults on the agreement, the lender has the right to remove the Management Company. The Managing General Partner is now in the process of having an affiliate admitted as the Managing General Partner of Bentley Court. The Managing General Partner will continue to monitor property operations and the Local General Partner closely. Operating deficits are currently being funded by the Local General Partner. As a result of the continuing tax issues at this property, management has decided to fully reserve the Partnership's investment in Bentley Court.

As previously reported, BK Apartments, located in Jamestown, North Dakota, is generating operating deficits despite improved occupancy. The lender issued a default notice and threatened to foreclose. A workout agreement was negotiated and completed on November 10, 1997. The Managing General Partner is closely monitoring the workout plan with the Local General Partner. Furthermore, in November 1997, the Managing General Partner consummated a transfer of 50% of its interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner has the right to put the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, negotiations among the Managing General Partner, Lender and prospective buyer for the remaining two Texas Partnerships, Pinewood Terrace and Gateway Village, continued and resulted in the transfer of Pinewood Terrace Apartments on July 9, 1998. The transfer of Gateway Village Apartments took place in 1999, subsequent to year end. The transfer event of Pinewood Terrace resulted in both Section 1231 Gain and cancellation of indebtedness income, in addition to credit recapture of approximately $2.80 per Unit for the 1998 tax year. For 1999 tax purposes, the transfer event of Gateway Village will result in both Section 1231 Gain and cancellation of indebtedness income and an estimated tax credit recapture of $2.40 per Unit.

As previously reported, 46 & Vincennes, located in Chicago, Illinois, has been operating below break-even due to occupancy problems. On April 1, 1998, the management agent was replaced with a new management agent. For the last two quarters, occupancy has increased slightly and as of December 31, 1998 was 86%. The Managing General Partner is working closely with the Local General Partner and will continue to monitor the new management agent, property operations and marketing efforts.

As previously reported, Findlay Market (located in Cincinnati, Ohio) and its Managing and Local General Partners were not successful in their negotiations with the lender. The lender was not amenable to a cure of the mortgage and exercised its right to foreclose on the mortgage effective in August 1998. The foreclosure of this property resulted in recapture of tax credits of approximately $8.00 per unit, plus interest, and the allocation of taxable income to the Partnership in the 1998 tax year.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1999, 1998 and 1997.

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

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of June 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Partnership's market risk sensitive instruments.

----------------------------------------------------------------------------------------------------------------------
                         1999          2000       2001        2002         2003        Thereafter    Face Value
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Debt Obligations
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Long Term Debt:
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Fixed Rate               62,963       70,813      79,552        89,420   100,511    7,012,185       7,415,444
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Average interest rate    6.66%        6.66%       6.66%       6.66%        6.66%       6.66%
----------------------------------------------------------------------------------------------------------------------

Debt extinguished subsequent to year end, not vulnerable to market risk, has been excluded from this table.

The fair value of this debt obligation in this table approximates its face value at March 31, 1999.

In addition to the debt obligation included in this table, the Partnership has invested in marketable securities with aggregate fair values of $703,642 at March 31, 1999; these securities, with rates ranging from 4.87% to 6.42%, do not subject the Partnership to significant market risk because of their short term maturities and high liquidity.

The Partnership has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments, or other financial instruments.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street IV, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr. and Donna C. Gibson, Vice Presidents of the Managing General Partner, resigned their positions effective June 30, 1995 and September 13, 1996, respectively. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as Managing Director and Chief Operating Officer of the General Partner on March 23, 1998.
Peter G. Fallon resigned as a Vice President of the General Partner on June 1, 1999.

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

     Name                                           Position

Jenny Netzer                      Managing Director and President
Michael H. Gladstone              Managing Director, Vice President and Clerk
Randolph G. Hawthorne             Managing Director, Vice President and
                                    Chief Operating Officer
James D. Hart                     Chief Financial Officer and Treasurer
Paul F. Coughlan                  Vice President
William E. Haynsworth             Vice President

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

Jenny Netzer, age 43, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. Ms. Netzer joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team, the firm's Executive Committee. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 42, graduated from Emory University (B.A., 1978) and Cornell University (J.D., M.B.A., 1982). Mr. Gladstone joined Boston Financial in 1985 and serves as Vice President and General Counsel. He is also a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr.
 Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, The National Realty Committee, Cornell Real Estate Council, National Housing Conference and the Massachusetts Bar.

Randolph G. Hawthorne, age 49, is a graduate of Massachusetts Institute of Technology (S.B., 1971) and Harvard Graduate School of Business (M.B.A., 1973). Mr. Hawthorne joined Boston Financial in 1973 and is currently a Vice President responsible for structuring and acquiring real estate investments. Previously, Mr. Hawthorne served as Treasurer of Boston Financial. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1997 and serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 55, is a graduate of Brown University (A.B., 1965). Mr. Coughlan joined Boston Financial in 1975 and is currently a Senior Vice President and a member of the Investment Management Division with responsibility for marketing institutional investments. Previously, he was national sales manager for Boston Financial's retail tax credit funds. Prior to joining Boston Financial, Mr. Coughlan was an investment broker with Bache & Company and Reynolds Securities, Inc.

William E. Haynsworth, age 59, is a graduate of Dartmouth College (A.B., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Mr. Haynsworth joined Boston Financial in 1977 and is a Senior Vice President responsible for the structuring of real estate investments and the acquisition of property interests. Prior to joining Boston Financial, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston
 Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team and the Board of Directors of Boston Financial. Mr. Haynsworth has over 25 years of real estate experience.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street IV, Inc., nor the partners of Arch Street IV L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1999, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

                                          Amount
 Title of       Name and Address of     Beneficially
   Class        Beneficial Owner          Owned           Percent of Class

Limited         AMP, Incorporated      10,000 Units            14.70%
Partner         P.O. Box 3608
                Harrisburg, PA

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

Information regarding the fees paid and expense reimbursements made in the three years ending March 31, 1999 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, Boston Financial is to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership by Boston Financial or its affiliates and for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. From inception through March 31, 1999, $8,351,601 of organization fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling
$5,080,756 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the three years ended March 31, 1999.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,467 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Fees earned in each of the three years ended March 31, 1999 are as follows:


                                 1999             1998                 1997
                              -------------     -------------      ----------

       Asset management fees  $     199,280     $     222,066      $  250,509


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the three years ended March 31, 1999 are as follows:

                                        1999          1998              1997
                                     -------------  -------------   -----------
     Salaries and benefits expense
      reimbursements                 $  108,586     $  147,039      $   136,075


Property Management Fees

BFPM is the management agent of the Texas Partnerships and Leawood Manor, properties in which the Partnership has invested. The property management fee earned is 5% of the properties' gross revenues. Fees earned by BFPM, which have been included in the Combined Statements of Operations for each of the three years ended December 31, 1998, are as follows:
                                      1998              1997             1996
                                 -------------     -------------      ----------

     Property management fees   $     103,724     $     122,823      $  129,241

BFPM is the  management  agent for Oakview  Square,  Whitehills  II  Apartments,
Orchard View and Canfield Crossing, properties in which the Partnership invested. The property management fee charged is 5% of the properties' gross revenues. Fees earned by BFPM, which have been included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements in Part II, Item 8 for each of the three years ended December 31, 1998, are as follows:

                                      1998              1997            1996
                                -------------     -------------    ------------

     Property management fees   $      73,989     $    77,411      $    65,926

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street IV, Inc. and Arch Street IV Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were made to the General Partners in any of the three years ended March 31, 1999.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1999 is presented in Note 5 to the Financial Statements.

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

(a)(3)(b)   Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 1999.

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

                    Lakeside
                    Audobon
                    Mayfair Mansions


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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street IV, Inc.
         its Managing General Partner



     By:  /s/Randolph G. Hawthorne                 Date:    June 29, 1999
          -------------------------------                    ------------
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:  /s/Randolph G. Hawthorne                  Date:    June 29, 1999
          -------------------------------                    -------------
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer



     By:   /s/Michael H. Gladstone                 Date:    June 29, 1999
           ------------------------------                   -------------
           Michael H. Gladstone
           A Managing Director

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                           Annual Report on Form 10-K
                        For the Year Ended March 31, 1999
                                      Index



                                                                       Page No.

Report of Independent Accountants                                         F-2

Combined Financial Statements

  Combined Balance Sheets - March 31, 1999 and 1998                       F-3

  Combined Statements of Operations - Years Ended
     March 31, 1999, 1998 and 1997                                        F-4

  Statements of Changes in Partners' Equity
     - Years Ended March 31, 1999, 1998 and 1997                          F-6

  Combined Statements of Cash Flows - Years Ended
     March 31, 1999, 1998 and 1997                                        F-7

  Notes to the Combined Financial Statements                              F-9

Financial Statement Schedule

  Schedule III - Real Estate and Accumulated
     Depreciation                                                         F-27

See also Index to Exhibits on Page K-25 for the financial statements of the Investor Local Limited Partnerships included as a separate exhibit in this Annual Report of Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV
(A Limited Partnership)

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain local limited partnerships for which total assets of $27,203,724 and $29,317,845, are included in these financial statements as of March 31, 1999 and 1998, respectively, and for which net losses of $114,072, $1,459,984, and $4,647,629 are included in the accompanying financial statements as of March 31, 1999, 1998, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standard, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.


/s/PricewaterhouseCoopers LLP
June 18, 1999
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                COMBINED BALANCE SHEETS - MARCH 31, 1999 AND 1998


                                                                              1999                 1998
                                                                         -------------         -------------

Assets

Cash and cash equivalents                                                $     361,069         $     386,059
Marketable securities, at fair value (Note 3)                                  703,642               985,849
Accounts receivable, net of allowance for bad debt of $(312,788)
   and $314,316 in 1999 and 1998, respectively                                  31,351                12,759
Tenant security deposits                                                        92,851                85,340
Investments in Local Limited Partnerships,
   net of reserve for valuation of $2,094,646 and
   $2,724,482 in 1999 and 1998, respectively  (Note 4)                      15,022,986            15,286,237
Rental property at cost, net of
   accumulated depreciation  (Note 6)                                       12,916,254            14,519,371
Mortgagee escrow deposits                                                      117,008               114,300
Deferred charges, net of $196,874 and $176,768 of
   accumulated amortization in 1999 and 1998,
   respectively                                                                168,970               189,076
Other assets                                                                   284,834                29,133
                                                                         -------------         -------------
     Total Assets                                                        $  29,698,965         $  31,608,124
                                                                         =============         =============


Liabilities and Partners' Equity

Mortgage notes payable (Note 7)                                          $   8,547,201         $   9,720,859
Accounts payable to affiliates (Note 5)                                        104,275               602,600
Accounts payable and accrued expenses                                          251,458               340,574
Interest payable (Note 7)                                                      655,016               627,412
Tenant security deposits payable                                                78,985                84,131
Payable to affiliated Developer (Note 8)                                     2,482,000             2,482,000
                                                                         -------------         -------------
     Total Liabilities                                                      12,118,935            13,857,576
                                                                         -------------         -------------

Minority interest in Local Limited Partnerships                                426,367               432,469
                                                                         -------------         -------------

General, Initial and Investor Limited Partners' Equity                      17,150,190            17,316,902
Net unrealized gains on marketable securities                                    3,473                 1,177
                                                                         -------------         -------------
     Total Partners' Equity                                                 17,153,663            17,318,079
                                                                         -------------         -------------
     Total Liabilities and Partners' Equity                              $  29,698,965         $  31,608,124
                                                                         =============         =============

The  accompanying  notes are an  integral part of the combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                          1999                1998               1997
                                                     -------------       -------------       ------------
Revenue:
   Rental                                            $   1,802,684       $   1,831,495       $   1,846,570
   Investment                                               93,535             108,299             130,027
   Bad debt recoveries                                     119,331                   -                   -
   Other                                                   218,717             121,794             122,632
                                                     -------------       -------------       -------------
     Total Revenue                                       2,234,267           2,061,588           2,099,229
                                                     -------------       -------------       -------------

Expenses:
   Asset management fees, related party (Note 5)           199,280             222,066             250,509
   General and administrative (includes
    reimbursements to affiliate in the amounts of
    $108,586, $147,039 and $136,075 in 1999,
    1998 and 1997, respectively) (Note 5)                  268,965             348,400             462,680
   Bad debt expense                                         12,792             176,648             300,835
   Rental operations, exclusive of depreciation            871,715           1,025,546           1,170,804
   Property management fees, related party (Note 5)        103,724             122,823             129,241
   Interest (Note 7)                                     1,029,682           1,012,385             987,379
   Provision for valuation of rental property                    -             181,098             791,830
   Provision for valuation of
     investments in Local Limited
     Partnerships (Note 4)                                       -           1,880,482                   -
   Depreciation (Note 6)                                   587,103             658,377             746,829
   Amortization                                             86,230             110,330             107,784
                                                     -------------       -------------       -------------
     Total Expenses                                      3,159,491           5,738,155           4,947,891
                                                     -------------       -------------       -------------

Loss before equity in income  (losses) of Local
   Limited  Partnerships,  minority
   interest, loss on liquidation of
   interests in Local Limited Partnerships
   and gain on transfer of assets                         (925,224)         (3,676,567)         (2,848,662)

Equity in income (losses) of Local Limited
   Partnerships (Note 4)                                    33,851          (1,405,591)         (2,747,270)

Minority interest in losses of
   Local Limited Partnerships                              139,073              81,241              92,152

Loss on liquidation of interests
   in Local Limited Partnerships (Note 10)                  (3,750)             (3,922)                  -
                                                     -------------       -------------       -------------

Net loss before gain on transfer of assets                (756,050)         (5,004,839)         (5,503,780)

Gain on transfer of assets                                 589,338           1,053,981                   -
                                                     -------------       -------------       -------------

Net Loss                                             $    (166,712)      $  (3,950,858)      $  (5,503,780)
                                                     =============       =============       =============

Net Loss allocated:
   General Partners                                  $      (1,667)      $     (39,509)      $     (55,038)
   Limited Partners                                       (165,045)         (3,911,349)         (5,448,742)
                                                     -------------       -------------       -------------
                                                     $    (166,712)      $  (3,950,858)      $  (5,503,780)
                                                     =============       =============       =============


          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  COMBINED STATEMENTS OF OPERATIONS (continued)

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                          1999                1998               1997
                                                     -------------       -------------       --------------

Net loss before gain on transfer of assets per
   Limited Partnership Unit (68,043 Units)           $      (11.00)      $      (72.82)      $      (80.08)
                                                     =============       =============       =============

Gain on transfer of assets per
   Limited Partnership Unit (68,043 Units)           $        8.57       $       15.34       $           -
                                                     =============       =============       =============


Net Loss per Limited Partnership
Unit (68,043 Units)                                  $       (2.43)      $      (57.48)      $      (80.08)
                                                     =============       =============       =============
The  accompanying  notes are an  integral part of the combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                                    Net
                                                    Initial      Investor       Unrealized
                                     General        Limited       Limited          Gains
                                     Partners      Partners      Partners        (Losses)          Total

Balance at March 31, 1996          $   (323,370)   $   5,000  $  27,089,910     $      268     $  26,771,808
                                   ------------    ---------  -------------     ----------      ------------

Comprehensive Loss:
   Net change in net unrealized gains
     on marketable securities
     available for sale                     -              -              -         (5,520)           (5,520)
   Net Loss                             (55,038)           -     (5,448,742)             -        (5,503,780)
                                   ------------    ---------  -------------     ----------     -------------
Comprehensive Loss                      (55,038)           -     (5,448,742)        (5,520)       (5,509,300)
                                   ------------    ---------  -------------     ----------     -------------

Balance at March 31, 1997              (378,408)       5,000     21,641,168         (5,252)       21,262,508
                                   ------------    ---------  -------------     ----------     -------------

Comprehensive Income (Loss):
   Net change in net unrealized losses
     on marketable securities
     available for sale                       -            -              -          6,429             6,429
   Net Loss                             (39,509)           -     (3,911,349)             -        (3,950,858)
                                   ------------    ---------  -------------     ----------     -------------
Comprehensive Income (Loss):            (39,509)           -     (3,911,349)         6,429        (3,944,429)
                                   ------------    ---------  -------------     ----------     -------------

Balance at March 31, 1998              (417,917)       5,000     17,729,819          1,177        17,318,079
                                   ------------    ---------  -------------     ----------     -------------

Comprehensive Income (Loss):
   Net change in net unrealized gains
     on marketable securities
     available for sale                       -            -              -          2,296             2,296
   Net Loss                              (1,667)           -       (165,045)             -          (166,712)
                                   ------------    ---------  -------------     ----------     -------------
Comprehensive Income (Loss)              (1,667)           -       (165,045)         2,296          (164,416)
                                   ------------    ---------  -------------     ----------     -------------

Balance at March 31, 1999          $   (419,584)   $   5,000  $  17,564,774     $    3,473     $  17,153,663
                                   ============    =========  =============     ==========     =============

The  accompanying  notes are an  integral part of the combined financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                      COMBINED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                               1999             1998             1997
                                                           ------------    ------------      -------------
Cash flows from operating activities
   Net Loss                                                $   (166,712)   $ (3,950,858)     $ (5,503,780)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
     Equity in income (losses) of
       Local Limited Partnerships                               (33,851)      1,405,591         2,747,270
     Gain on transfer of assets                                (589,338)     (1,053,981)                -
     Loss on liquidation of interests in
       Local Limited Partnerships                                 3,750           3,922                 -
     Cash distribution income included in
       cash distributions from Local Limited
       Partnerships                                             (63,929)        (64,034)          (19,584)
     Provision for valuation of
       investments in Local Limited Partnerships                      -       1,880,482                 -
     Other                                                       (1,026)         (5,456)                -
     Bad debt expense (recoveries)                             (106,539)        176,648           300,835
     Provision for valuation of rental property                       -         181,098           791,830
     Depreciation and amortization                              673,333         768,707           854,613
     (Gain) loss on sales and maturities of
       marketable securities                                     (3,651)          1,902             1,310
     Minority interest in losses of Local
       Limited Partnerships                                    (139,073)        (81,241)          (92,152)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Accounts receivable, net                                     516          10,918            15,868
       Tenant security deposits                                  (8,255)         11,385            11,006
       Mortgagee escrow deposits                                 (2,854)         (7,945)            6,867
       Other assets                                            (255,784)          3,983            (2,805)
       Accounts payable to affiliates                          (491,485)        205,805           250,503
       Accounts payable and accrued expenses                     38,235          81,313           (43,617)
       Interest payable                                         193,961         180,471           289,020
       Tenant security deposits payable                          (4,402)         (3,340)            4,004
                                                           ------------    ------------      ------------
   Net cash used for operating activities                      (957,104)       (254,630)         (388,812)
                                                           ------------    ------------      ------------

Cash flows from investing activities:
   Return of investment in Local Limited Partnership                  -               -             3,331
   Purchases of marketable securities                          (922,221)       (623,364)         (487,098)
   Proceeds from sales and maturities
     of marketable securities                                 1,210,375         698,632           852,443
   Cash distributions received from Local
     Limited Partnerships                                       360,545         318,180           332,439
   (Advances to) reimbursements from
     Local Limited Partnerships                                 351,625          42,133          (336,775)
   Purchase of rental property and equipment                    (89,348)        (81,449)         (127,283)
                                                            -----------    ------------      ------------
Net cash provided by investing activities                       910,976         354,132           237,057
                                                            -----------    ------------      ------------

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                  COMBINED STATEMENTS OF CASH FLOWS (Continued)

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                               1999             1998             1997
                                                           ------------    ------------      -------------
Cash flows from financing activities:
   Capital contributions received                                92,221          92,221            92,221
   Advances from affiliate                                       17,701          20,851            50,212
   Payment of mortgage principal                                (88,784)       (114,668)         (116,976)
                                                            -----------    ------------      ------------
Net cash provided by (used for) financing activities             21,138          (1,596)           25,457
                                                            -----------    ------------      ------------

Net increase (decrease) in cash and cash equivalents            (24,990)         97,906          (126,298)

Cash and cash equivalents, beginning                            386,059         288,153           414,451
                                                           ------------    ------------      ------------

Cash and cash equivalents, ending                          $    361,069    $    386,059      $    288,153
                                                           ============    ============      ============

Supplemental disclosure:
   Cash paid for interest                                  $    835,730    $    831,914      $    698,359
                                                           ============    ============      ============

Non-cash disclosure:

See Note 10 for discussion on the transfers of certain Texas Partnerships.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                   NOTES TO THE COMBINED FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street IV, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership initially designated 4% of the gross proceeds from the sale of Units as a Reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1999, the Managing General Partner has designated approximately $809,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities (defined below), using the equity method of accounting, because the Partnership does not have a majority control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss of the Local Limited Partnership, additional investments and cash distributions from the Local Limited Partnership. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment; therefore, the Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when the Partnership's respective carrying value of the Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income, and distributions received will be recorded as income.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1998, 1997 and 1996.

On September 13, 1991, an affiliate of the Partnership's Managing General Partner, BF Leawood, Inc., became the General Partner of Leawood Associates, L.P. ("Leawood Manor"), a Local Limited Partnership in which the Partnership has invested. BF Leawood, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the Managing General Partner. Since the Local General Partner of Leawood Manor is now an affiliate of the Partnership and has a controlling financial interest, these combined financial statements include all financial activity of Leawood Manor for the years ended December 31, 1998, 1997 and 1996. All significant intercompany balances and transactions have been eliminated.

On October 6, 1993, an affiliate of the Partnership's Managing General Partners, BF Texas Limited Partnership, became an additional Local General Partner with responsibility for all management decisions in twelve Local Limited Partnerships (the "Texas Partnerships") in which the Partnership has invested. Since the Local General Partner of the Texas Partnerships was an affiliate of the Partnership, and had a controlling financial interest in these Local Limited Partnerships, these combined financial statements included the financial activity of the twelve Texas Partnerships beginning in the year ended December 31, 1994. Prior to March 31, 1996, control of seven of these Texas Partnerships was transferred to unrelated parties, and as such, as of that date, these partnerships were accounted for on the equity method (see Note 10). During the years ended March 31, 1998 and 1997, the Partnership relinquished its interest in these seven Texas Partnerships. During the year ended March 31, 1998, the Partnership also relinquished its interest in three of the five remaining Texas Partnerships. During the year ended March 31, 1999, the Partnership relinquished its interest in one of the two remaining Texas Partnerships. As of March 31, 1999, the financial statements of the remaining Texas Partnership are combined with the Partnership's financial statements. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of Leawood Manor and the Texas Partnerships on a 90 day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships. As used herein the "Combined Entities" refers to Leawood Manor and the Texas Partnerships, prior to the transfer of control referenced above.

Loans and operating advances to Local Limited Partnerships ($36,233 and $19,947 during the years ended March 31, 1999 and 1998, respectively) are reflected as receivables. A bad debt allowance is provided for such loans and advances deemed uncollectible.

The Partnership recognizes a decline in the carrying value of its investments in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership adopted the new standard effective April 1, 1998 and its adoption did not have a significant effect on the Partnership's financial position or results of operations. The only component of the Partnership's other accumulated comprehensive income is net unrealized gains and losses on marketable securities.

Deferred Fees

Costs incurred in connection with the organization of the Partnership amounting to $50,000 were deferred and amortized on a straight-line basis over 60 months.

Leawood Manor's deferred charges consist of financing fees, which are being amortized using the straight-line method over the term of the related debt.

Rental Property

Real estate and personal property of the Combined Entities are recorded at cost. The Combined Entities provide for depreciation using various methods over their estimated useful lives.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Except as discussed in Note 7, the fair values of the Partnership's assets and liabilities, which qualify as financial instruments under SFAS No. 107, approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is the obligation of the partners of the Partnership.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized  Unrealized         Fair
                                                    Cost             Gains       Losses          Value
     Debt securities issued by the
       US Treasury and other US
       government corporations
       and agencies                              $   596,872     $    1,526     $   (352)     $   598,046

     Mortgage backed securities                      103,297          2,299            -          105,596
                                                 -----------     ----------     --------      -----------

     Marketable securities
       at March 31, 1999                         $   700,169     $    3,825     $   (352)     $   703,642
                                                 ===========     ==========     ========      ===========

     Debt securities issued by the
       US Treasury and other US
       government corporations
       and agencies                              $   836,320     $    1,298     $ (2,249)     $   835,369

     Mortgage backed securities                      148,352          2,128            -          150,480
                                                 -----------     ----------     --------      -----------

     Marketable securities
       at March 31, 1998                         $   984,672     $    3,426     $ (2,249)     $   985,849
                                                 ===========     ==========     ========      ===========


The contractual maturities at March 31, 1999 are as follows:

                                                                                                Fair
                                                                               Cost             Value

     Due in less than one year                                              $  347,165       $   347,202
     Due in one to five years                                                  249,707           250,844
     Mortgage backed securities                                                103,297           105,596
                                                                           -----------       -----------
                                                                           $   700,169       $   703,642
                                                                           ===========       ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $679,000, $382,000 and $560,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Proceeds from the maturities of marketable securities were approximately $531,000, $317,000 and $292,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Included in investment income are gross gains of $4,891, $1,041 and $4,471 and gross losses of $1,239, $2,943 and $5,781 that were realized on the sales during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-five Local Limited Partnerships (excluding the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at March 31:

                                                               1999             1998             1997
                                                          -------------    -------------     -------------
Capital contributions paid to Local Limited
   Partnerships and purchase price paid
   to withdrawing partners of Local
   Limited Partnerships                                   $  41,688,356    $  43,001,951     $  43,318,237

Cumulative equity in losses of Local Limited
   Partnerships  (excluding cumulative
   unrecognized losses of $8,811,999, $2,445,394
   and $895,873 for the years ended 1999, 1998
   and 1997, respectively)                                  (24,770,928)     (25,573,556)      (24,452,001)

Cash distributions received from Local
   Limited Partnerships                                      (2,128,254)      (1,808,459)       (1,490,279)
                                                          -------------    -------------     -------------

Investments in Local Limited Partnerships
   before adjustment                                         14,789,174       15,619,936        17,375,957

Excess of investment cost over the underlying net assets acquired:
   Acquisition fees and expenses                              2,999,362        3,025,727         3,031,645

   Accumulated amortization of acquisition
     fees and expenses                                         (670,904)        (634,944)         (570,964)
                                                          -------------    -------------     -------------

Investments in Local Limited Partnerships                    17,117,632       18,010,719        19,836,638

Reserve for valuation of investments
   in Local Limited Partnerships                             (2,094,646)      (2,724,482)         (945,277)
                                                          -------------    -------------     -------------
                                                          $  15,022,986    $  15,286,237     $  18,891,361
                                                          =============    =============     =============

At March 31, 1999, the Partnership has provided for a reserve for valuation for its investment in two Local Limited Partnerships, Bentley Court and Sencit Townhouse, because there is evidence of non-temporary declines in the recoverable amount of these investments.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1998, 1997 and 1996 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships in which the Partnership has invested as of that date (excluding the Combined Entities) is as follows:

Summarized Balance Sheets - as of December 31,
                                                            1998                1997              1996
                                                     ----------------    ---------------     ---------------
Assets:
   Rental property, net                              $    103,820,897    $   114,216,561     $   119,968,771
   Current assets                                           4,473,619          4,386,715           4,512,930
   Other assets, net                                       10,293,049         11,196,370          11,160,325
    Total Assets                                     ----------------    ---------------     ---------------
                                                     $    129,799,646    $   135,642,026     $   118,587,565
                                                     ================    ===============     ===============

Liabilities and Partners' Equity:
   Mortgages payable, net of current portion         $     92,036,400    $    95,338,576      $   98,043,569
   Other liabilities                                        9,448,555          8,068,167           9,238,211
   Current liabilities (includes current
     portion of mortgage payable)                           7,118,446          8,647,970           7,371,825
                                                     ----------------    ---------------     ---------------
     Total Liabilities                                    108,603,401        112,054,713         114,653,605
                                                     ----------------    ---------------     ---------------

Partners' Equity:
   Partnership's equity                                     5,812,380         13,407,318          16,613,767
   Other partners' equity                                   4,171,784          4,337,615           4,374,654
                                                     ----------------    ---------------     ---------------
     Total Partners' Equity                                 9,984,164         17,744,933          20,988,421
                                                     ----------------    ---------------     ---------------

     Total Liabilities and Partners' Equity          $    118,587,565    $   129,799,646     $   135,642,026
                                                     ================    ===============     ===============

Summarized Income Statements -
for the years ended December 31,

Rental and other revenue                             $     19,849,782    $    20,094,050     $    19,632,293
                                                     ----------------    ---------------     ---------------

Expenses:
   Operating expenses                                      11,511,920         10,525,127          10,458,548
   Interest expense                                         6,969,702          7,356,242           7,621,226
   Depreciation and amortization                            4,675,417          4,807,406           4,847,371
   Provisions for valuation of real estate                  3,078,687                  -                   -
                                                     ----------------    ---------------     ---------------
     Total Expenses                                        26,235,726         22,688,775          22,927,145
                                                     ----------------    ---------------     ---------------

Net Loss                                             $     (6,385,944)   $    (2,594,725)    $    (3,294,852)
                                                     ================    ===============     ===============

Partnership's share of Net Loss                      $     (6,322,085)   $    (2,891,078)    $    (3,606,691)
                                                     ================    ===============     ===============
Other partners' share of Net Loss                    $        (63,859)   $       296,353     $       311,839
                                                     ================    ===============     ===============

The summarized financial information of the Local Limited Partnerships above does not include Leawood Manor and the Texas Partnerships for the years ended December 31, 1998, 1997 and 1996. The balance sheets and statements of operations of these Local Limited Partnerships are combined with the Partnership's financial statements through the date that these partnerships were transferred (see Note 10).

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

For the fiscal years ended March 31, 1999, 1998 and 1997, the Partnership has not recognized $6,375,605, $1,549,521 and $879,005, respectively, of equity in losses relating to twelve Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $5,812,380 differs from the Partnerships Investment in Local Limited Partnerships before adjustment of $14,789,174 primarily because of unrecognized losses as described above.

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

An affiliate of the Managing General Partner currently receives $7,467 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Combined Statements of Operations are Asset Management Fees of $199,280, $222,066 and $250,509 for the years ended March 31, 1999, 1998 and 1997, respectively. Payables to an affiliate of the Managing General Partner relating to the aforementioned fees and expenses aggregate $50,402 and $536,918 at March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $108,586, $147,039 and $136,075, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 1999 and 1998, $21,138 and $18,442, respectively, is payable to an affiliate of the Managing General Partner.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, is the management agent for Oakview Square, Whitehills II Apartments, Orchard View and Canfield Crossing, properties in which the Partnership invested. The property management fee charged is 5% of properties' gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $73,989, $77,411 and $65,926 of fees earned by BFPM for the years ended December 31, 1998, 1997 and 1996.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


5.   Transactions with Affiliates (continued)

Additionally, BFPM is the management agent of the Texas Partnerships and Leawood Manor, properties in which the Partnership has invested. The property management fee charged is 5% of the properties' gross revenues. Included in the Combined Statements of Operations for the years ended March 31, 1999, 1998 and 1997 is $103,724, $122,823 and $129,241, respectively, of fees earned by BFPM during the years ended December 31, 1998, 1997 and 1996, respectively. Included in accounts payable to affiliates at March 31, 1999 and 1998 is $7,061 and $16,014, respectively, of property management fees due to an affiliate of the Managing General Partner.

6.   Rental Property

Real estate and personal property belonging to the Combined Entity are recorded at cost, the components of which, excluding certain acquisition costs of $644,180 and $672,818 as of December 31, 1998 and 1997, respectively, paid by the Partnership and included in basis, are as follows at December 31:

                                                                            1998                1997
                                                                        ------------        ------------

     Land                                                               $  1,268,099        $  1,097,749
     Building and improvements, net of impairment write-down              15,731,509          17,041,167
     Equipment                                                               774,723             925,330
                                                                        ------------        ------------
                                                                          17,774,331          19,064,246
     Less:  accumulated depreciation                                       5,502,257           5,217,693
                                                                        ------------        ------------
       Total                                                            $ 12,272,074        $ 13,846,553
                                                                        ============        ============

During the year ended December 31, 1997, an impairment loss of $181,098 was recognized on the real estate in the Texas Partnerships, which reduced the carrying values of the Texas Partnerships to approximately $2,249,000. For the year ended December 31, 1997, the net operating results of the Texas Partnerships increased the loss of the Partnership (prior to impairment losses) by $253,291. See Note 10 for further details on the liquidation of the interests in the Texas Partnerships.

7.   Mortgage Notes Payable

Leawood Manor

The amended and restated mortgage note as of December 31, 1998 and 1997 is payable in the outstanding amount of $7,415,445 and $7,471,460, respectively, by Leawood Manor in monthly installments of $77,850 for principal and interest in arrears, with interest accrued at an annual rate of 11.75%. Interest is payable monthly at the rate of 8% per annum plus 95% of the net cash flows as defined by the mortgage agreement. Under the terms of the agreement, the difference in the interest payments at the contract rate of 11.75% and the reduced payment rates will accrue interest at the rate of 8%, which will be payable from 95% of net cash flows, if available, or upon maturity of the note. On July 10, 1999 the reduced payment rate is scheduled to increase to 10%. The note matures in July 2006 and is collateralized by the property. The terms of the mortgage note and other contract documents require the establishment of restricted deposits and funded reserves to be held and invested by the mortgagee. These financial instruments potentially subject Leawood Manor to a concentration of credit risk.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


7.   Mortgage Notes Payable (continued)

Subequent to December 31, 1998, Leawood Manor entered into a mortgage agreement with Northern Financial Company to pay off the first mortgage.

The new mortgage, having a principal sum of $8,350,000, will be payable in monthly installments of $53,659 of principal and interest in arrears, with interest accrued at an annual rate of 6.66%. The first mortgage payment is due March 1, 1999 and the mortgage matures on February 1, 2009 with any remaining principal and interest due at the time.

A prepayment premium shall be payable in connection with any prepayment made under the mortgage as described in the agreement.

The liability of Leawood Manor under the mortgage will be limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

Aggregate annual maturities of the new mortgage payable over each of the next five years are as follows:

                           December 31, 1999         $    62,963
                                         2000             70,813
                                         2001             79,552
                                         2002             89,420
                                         2003            100,511

As the terms of the mortgage were modified under current market conditions, management believes carrying value of the note approximates fair value as of March 31, 1999.

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

The principal balances of the Texas Partnerships' mortgage notes at December 31, 1998 and 1997 are $1,131,757 and $2,249,399, respectively. The remaining mortgage is currently in default and, as a result, the entire balance is classified as current. During May 1999, this mortgage was transferred to an unaffiliated entity (see Note 11).

The Partnership believes it is not practical to estimate the fair value of these mortgage notes payable because loans with similar characteristics are not currently available to the Partnership.

8.   Payable to Developer

Under the terms of Leawood Manor's development agreement, the Developer had agreed to advance to the property such funds as may be required to pay certain operating expenses. Any funds so advanced were to be repaid by Leawood Manor only in certain circumstances. The amount payable to the Developer at December 31, 1997 represented the net amount advanced to Leawood Manor under this agreement, the rights to which had been assigned to the general partner of Leawood Manor. During 1998, this debt was forgiven by the general partner.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

9.   Litigation

The IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner hired attorneys to appeal the findings in the IRS report in order to minimize the loss of credits. In June 1999, the Managing General Partner was informed that the Local General Partner for this property was indicted on various criminal charges. The Local General Partner pleaded guilty to two of these counts and is now awaiting sentencing. In the opinion of management, there is a risk that Bentley Court and, consequently, the Partnership will suffer some tax credit recapture or credit disallowance. However, management cannot quantify the risk at this time.

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

10.  Transfer and Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of eleven of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartment, Seagraves Garden Apartments, Hilltop Apartments and Bent Tree Housing were effective February 21, 1996, February 29, 1996, March 8, 1996, June 6, 1996 and November 20, 1996, respectively. Justin Place Apartments and Valley View Apartments were transferred July 9, 1997, Nacona Terrace Apartments and Royal Creste Apartments were transferred August 6, 1997 and Pine Manor Apartments was transferred on October 28, 1997. Pinewood Terrace Apartments was transferred on July 7, 1998.

For financial reporting purposes, a loss on liquidation of interests in Local Limited Partnerships of $3,750 and a gain on transfer of assets of $589,338 were recognized in the year ended March 31, 1999 as a result of the transfer of Pinewood Terrace Apartments.

For financial reporting purposes, a loss on liquidation of interests in Local Limited Partnerships of $3,922 and a gain on transfers of assets of $1,053,981 were recognized in the year ended March 31, 1998 as a result of the transfer of Justin Place Apartments, Valley View Apartments and Pine Manor Apartments. The loss on the transfers of Nacona Terrace Apartments and Royal Creste Apartments were previously reserved for in the provision for valuation of investments in Local Limited Partnerships.

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of BK Apartments to an affiliate of the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner anytime after one year has elapsed. For financial reporting purposes, the Partnership has written-down the carrying value of this investment in Local Limited Partnership to zero because it is unknown as to whether the Partnership will be able to recover its remaining invested balance. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

For tax purposes, these events will result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

11.   Subsequent Event

In May 1999, the Partnership transferred all of the assets of the remaining Texas Partnership, Gateway Village, to an unaffiliated entity. The assets were transferred subject to the related liabilities and the Partnership no longer retains any ownership in the property. This event will result in both section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of tax credit recapture.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


12.  Federal Income Taxes

A reconciliation of the net loss reported in the Combined Statements of Operations for the fiscal years ended March 31, 1999, 1998 and 1997 to the net loss reported for federal income tax purposes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                               1999              1998            1997
                                                          -------------     ------------     ------------

Net Loss per Statement of Operations                      $    (166,712)    $ (3,950,858)    $ (5,503,780)
   Amortization of acquisition fees and
     expenses not deductible for tax
     purposes                                                    66,124           90,224           92,053
   Adjustment for equity in losses of Local
     Limited Partnerships for financial reporting
     purposes over (under) equity in losses for
     tax purposes                                             1,924,525         (784,701)         499,384
   Equity in losses of Local Limited Partnerships not
     recognized for financial reporting purposes             (6,056,827)      (1,549,521)        (879,005)
   Provision (recovery) for valuation of investment in Local
     Limited Partnership not deductible/taxable for tax
     purposes                                                  (309,778)       1,880,482                -
   Operating expenses not deductible in
     current year for tax purposes                              157,966          253,468          507,615
   Operating expenses paid in current year but
     expensed for financial reporting purposes in prior year   (685,796)               -          (62,752)
   Adjustment to reflect March 31 fiscal year
     end to December 31 tax year end                           (635,480)        (236,277)          40,206
   Other                                                        (60,179)         (79,696)        (145,350)
                                                          -------------     ------------     ------------
Net Loss for federal income tax purposes                  $  (5,766,157)    $ (4,376,879)    $(5,451,629)
                                                          =============     ============     ===========

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1999 are as follows:

                                                        Financial              Tax
                                                        Reporting           Reporting
                                                        Purposes            Purposes         Differences

Investments in Local Limited Partnerships           $   15,022,986       $  12,770,183      $   2,252,803
                                                    ==============       =============      =============
Other assets                                        $   14,675,979       $   9,149,622      $   5,526,357
                                                    ==============       =============      =============
Liabilities                                         $   12,118,935       $     115,520      $  12,003,415
                                                    ==============       =============      =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes, the Partnership combines the financial statements of two Local Limited Partnerships with its financial statements; for tax reporting purposes, these entities are carried on the equity method; (ii) the Partnership has not recognized approximately $8,502,000 of equity in losses relating to twelve Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (iii) the Partnership has provided a reserve for valuation of approximately $1,785,000 against two of its investments in Local Limited Partnerships for financial reporting purposes; (iv) approximately $895,000 of amortization has been deducted for financial reporting purposes only; (v) $110,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1999 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1998; and (vi) organizational and offering costs of approximately $8,352,000 have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes.

        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


12.  Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:


                                                        Financial              Tax
                                                        Reporting           Reporting
                                                        Purposes            Purposes         Differences

Investments in Local Limited Partnerships           $   15,286,237       $ 17,507,057       $  (2,220,820)
                                                    ==============       ============       =============
Other assets                                        $   16,321,887       $ 10,150,731       $   6,171,156
                                                    ==============       ============       =============
Liabilities                                         $   13,857,576       $     87,346       $  13,770,230
                                                    ==============       ============       =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes, the Partnership combines the financial statements of three Local Limited Partnerships with its financial statements; for tax reporting purposes, these entities are carried on the equity method; (ii) the Partnership has not recognized approximately $2,445,000 of equity in losses relating to ten Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (iii) the Partnership has provided a reserve for valuation of approximately $2,724,000 against two of its investments in Local Limited Partnerships for financial reporting purposes; (iv) approximately $836,000 of amortization has been deducted for financial reporting purposes only; (v) $110,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1998 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1997; and (vi) organizational and offering costs of approximately $8,352,000 have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

13.  Supplemental Combining Schedules

                             Balance Sheets

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                           Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Assets

Cash and cash equivalents                   $       243,072      $       117,997    $           -    $      361,069
Marketable securities, at fair value                703,642                    -                -           703,642
Accounts receivable, net                            392,056               11,284         (371,989)           31,351
Tenant security deposits                                  -               92,851                -            92,851
Investments in Local
   Limited Partnerships, net                     15,996,670                    -         (973,684)       15,022,986
Rental property at cost, net of
   accumulated depreciation                               -           12,272,074          644,180        12,916,254
Mortgagee escrow deposits                                 -              117,008                -           117,008
Deferred charges, net                                     -              168,970                -           168,970
Other assets                                          6,287              278,547                -           284,834
                                            ---------------      ---------------    -------------    --------------
     Total Assets                           $    17,341,727      $    13,058,731    $    (701,493)   $   29,698,965
                                            ===============      ===============    =============    ==============

Liabilities and Partners' Equity

Mortgage notes payable                      $             -      $     8,547,201    $           -    $    8,547,201
Accounts payable to affiliates                       71,540              404,724         (371,989)          104,275
Accounts payable and accrued expenses               116,524              134,934                -           251,458
Interest payable                                          -              655,016                -           655,016
Tenant security deposits payable                          -               78,985                -            78,985
Payable to affiliated developer                           -            2,482,000                -         2,482,000
                                            ---------------      ---------------    -------------    --------------
     Total Liabilities                              188,064           12,302,860         (371,989)       12,118,935
                                            ---------------      ---------------    -------------    --------------

Minority interest in Local Limited
   Partnerships                                           -                    -          426,367           426,367
                                            ---------------      ---------------    -------------    --------------

General, Initial, and Investor
   Limited Partners' Equity                      17,150,190              755,871         (755,871)       17,150,190
Net unrealized gains on
   marketable securities                              3,473                    -                -             3,473
                                            ---------------      ---------------    -------------    --------------
     Total Partners' Equity                      17,153,663              755,871         (755,871)       17,153,663
                                            ---------------      ---------------    -------------    --------------
     Total Liabilities and Partners' Equity $    17,341,727      $    13,058,731    $    (701,493)   $   29,698,965
                                            ===============      ===============    =============    ==============


(A) As of March 31, 1999. (
B) As of December 31, 1998 - See Note 2.


        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

13.  Supplemental Combining Schedules (continued)



                            Statements of Operations

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                           Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Revenue:
   Rental                                   $             -      $     1,802,684    $           -      $  1,802,684
   Investment                                        65,213               28,322                -            93,535
   Bad debt recoveries                              119,331                    -                -           119,331
   Other                                            174,654               44,063                -           218,717
                                            ---------------      ---------------    -------------      ------------
     Total Revenue                                  359,198            1,875,069                -         2,234,267
                                            ---------------      ---------------    -------------      ------------

Expenses:
   Asset management fees, related party             199,280                    -                -           199,280
   General and administrative                       268,965                    -                -           268,965
   Bad debt expense                                  12,792                    -                -            12,792
   Rental operations, exclusive of depreciation           -              871,715                -           871,715
   Property management fees, related party                -              103,724                -           103,724
   Interest                                               -            1,029,682                -         1,029,682
   Depreciation                                           -              587,103                -           587,103
   Amortization                                      66,124               20,106                -            86,230
                                            ---------------      ---------------    -------------      ------------
     Total Expenses                                 547,161            2,612,330                -         3,159,491
                                            ---------------      ---------------    -------------      ------------

Loss before equity in income of Local
   Limited  Partnerships,  minority interest,
   loss on liquidation of interests in Local
   Limited Partnerships and
   extraordinary item                              (187,963)            (737,261)               -          (925,224)

Equity in income of Local Limited
   Partnerships                                      25,001                    -            8,850            33,851

Minority interest in losses of
   Local Limited Partnerships                             -                    -          139,073           139,073

Loss on liquidation of interests
   in Local Limited Partnerships                     (3,750)                   -                -            (3,750)
                                            ---------------      ---------------    -------------      ------------

Net Loss before gain on transfer                   (166,712)            (737,261)         147,923          (756,050)

Gain on transfer of assets                                -              589,338                -           589,338
                                            ---------------      ---------------    -------------      ------------

Net Loss                                    $      (166,712)     $      (147,923)   $     147,923      $   (166,712)
                                            ===============      ===============    =============      ============

(A) For the year ended March 31, 1999.
(B) For the year ended December 31, 1998- See Note 2.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


13.  Supplemental Combining Schedules (continued)


                            Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)
Cash flows from operating activities:
Net Loss                                    $      (166,712)     $      (147,923)   $     147,923      $   (166,712)
Adjustments to reconcile net loss to
   net cash used for operating activities:
     Equity in losses of Local
       Limited Partnerships                         (25,001)                   -           (8,850)          (33,851)
     Gain on transfer of assets                           -             (589,338)               -          (589,338)
     Loss on liquidation of
       interests in Local Limited
       Partnerships                                   3,750                    -                -             3,750
     Cash distribution income included
       in cash distributions from
       Local Limited Partnerships                   (63,929)                   -                -           (63,929)
     Other                                                -               (1,026)               -            (1,026)
     Bad debt expense (recoveries)                 (106,539)                   -                -          (106,539)
     Depreciation and amortization                   66,124              607,209                -           673,333
     Gain on sale of marketable securities           (3,651)                   -                -            (3,651)
     Minority interest in losses of
       Local Limited Partnerships                         -                    -         (139,073)         (139,073)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities
       Accounts receivable, net                           -                  516                -               516
       Tenant security deposits                           -               (8,255)               -            (8,255)
       Mortgagee escrow deposits                          -               (2,854)               -            (2,854)
       Other assets                                  13,398             (269,182)               -          (255,784)
       Accounts payable to affiliates              (483,820)              (7,665)               -          (491,485)
       Accounts payable and accrued expenses         14,787               23,448                -            38,235
       Interest payable                                   -              193,961                -           193,961
       Tenant security deposits payable                   -               (4,402)               -            (4,402)
                                            ---------------      ---------------    -------------      ------------
Net cash used for operating activities             (751,593)            (205,511)               -          (957,104)
                                            ---------------      ---------------    -------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities              (922,221)                   -                -          (922,221)
   Proceeds from sales and maturities
     of marketable securities                     1,210,375                    -                -         1,210,375
   Cash distributions received from
     Local Limited Partnerships                     360,545                    -                -           360,545



          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

13.  Supplemental Combining Schedules (continued)

                      Statements of Cash Flows (continued)


                                           Boston Financial
                                           Qualified Housing
                                              Tax Credits            Combined                            Combined
                                              L.P. IV (A)          Entities (B)     Eliminations            (A)

   Reimbursements from
      Local Limited Partnerships                     73,158                    -          278,467           351,625
   Purchase of rental property
      and equipment                                       -              (89,348)               -           (89,348)
                                            ---------------      ---------------    -------------      ------------
Net cash provided by (used for)
     investing activities                           721,857              (89,348)         278,467           910,976
                                            ---------------      ---------------    -------------      ------------

Cash flows from financing activities:
   Capital contributions received                         -               92,221                -            92,221
   Advances from affiliate                                -              296,168         (278,467)           17,701
   Payment of mortgage principal                          -              (88,784)               -           (88,784)
                                            ---------------      ---------------    -------------      ------------
Net cash provided by
   financing activities                                   -              299,605         (278,467)           21,138
                                            ---------------      ---------------    -------------      ------------

Net increase (decrease) in cash
   and cash equivalents                             (29,736)               4,746                -           (24,990)

Cash and cash equivalents, beginning                272,808              113,251                -           386,059
                                            ---------------      ---------------    -------------      ------------

Cash and cash equivalents, ending           $       243,072      $       117,997    $           -      $    361,069
                                            ===============      ===============    =============      ============

(A) For the year ended March 31, 1999.
(B) For the year ended December 31, 1998- See Note 2.

Boston Financial Qualified Housing Tax Credits L. P. IV
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999



                                                                                                            GROSS AMOUNT
                                                                                                              AT WHICH
                                                                                                             CARRIED AT
                                                                                                            DECEMBER 31,
                                                              COST OF INTEREST AT                               1998
                                                                ACQUISITION DATE
                                                         -------------------------------                    --------------
                                                                                         NET IMPROVEMENTS
                                NUMBER        TOTAL                                         CAPITALIZED
                                  OF         ENCUM-                      BUILDING AND      SUBSEQUENT TO
DESCRIPTION                     UNITS       BRANCES *        LAND        IMPROVEMENTS       ACQUISITION         LAND
-----------                     -----       ---------        ----        ------------       -----------         ----

Low and Moderate
Income Apartment Complexes

Brooks Crossing Apartments           224      $5,466,174      $878,034       $4,468,624          $3,978,671      $878,034
  Atlanta, GA
Willow Ridge                         134       3,055,082       345,600        4,722,160           (444,082)       345,600
  Prescott, AZ
Dorsett Apartments                    58       2,141,401        38,599        2,617,152           3,569,965        42,112
  Philadelphia, PA
Hampton Lane Apartments               24         715,816        15,120           25,930             849,554        33,397
  Buena Vista, GA
Audubon Apartments                    37       3,088,524             0        1,714,176             907,636             0
  Boston, MA
Sencit Towne House                   201       6,588,586       371,854        9,716,234             825,664       371,854
  Shillington, PA
Allentown Towne House                160       6,499,758       236,460        7,917,331             380,740       238,945
  Allentown, PA
Prince Street Housing                201       7,846,424       371,734        9,788,527             657,162       371,734
  Lancaster, PA
Hilltop Apartments (A)                 0               0         8,683          389,661           (398,344)             0
  Rhome, TX
Royal Crest Apartments (B)             0               0        13,985          906,750           (920,735)             0
  Bowie, TX
Pine Manor Apart. (B)                  0               0        19,991                0            (19,991)             0
  Jacksonboro, TX
Bryson Place (A)                       0               0         1,200                0             (1,200)             0
  Bryson, TX
Leawood Manor**                      254       7,415,444       971,742       12,044,206           3,383,696     1,127,463
  Kansas City, KS
Pinewood Terrace I (C)                 0               0         6,897        1,400,102         (1,406,999)             0
  Rusk, TX
Valley View Apts (B)                   0               0         4,835          466,237           (471,072)             0
  Valley View, TX
Grandview Apartments (A)               0               0         8,660                0             (8,660)             0
  Grandview, TX
Bent Tree Apts (A)                     0               0        14,533                0            (14,533)             0
  Jacksonboro, TX
Bentley Court                        273       6,868,868             0                0          13,362,725     1,679,225
  Columbia, SC
Nocona Terrace (B)                     0               0         7,050          741,550           (748,600)             0
  Nocona, TX



Boston Financial Qualified Housing Tax Credits L. P. IV
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999



                              GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998
                              ---------------------------------------------------
                                                                                            LIFE ON WHICH
                                                                                            DEPRECIATION
                                BUILDING AND                       ACCUMULATED     DATE      IS COMPUTED      DATE
DESCRIPTION                     IMPROVEMENTS         TOTAL        DEPRECIATION     BUILT       (YEARS)      ACQUIRED
-----------                     ------------         -----        ------------     -----       -------      --------

Low and Moderate
Income Apartment Complexes

Brooks Crossing Apartments          $8,447,295        $9,325,329      $2,783,624      1990     various        06/30/89
  Atlanta, GA
Willow Ridge                         4,278,078         4,623,678       1,052,243      1989     various         8/28/89
  Prescott, AZ
Dorsett Apartments                   6,183,604         6,225,716       1,217,758      1990     various        10/20/89
  Philadelphia, PA
Hampton Lane Apartments                857,207           890,604         293,174      1990     various        12/20/89
  Buena Vista, GA
Audubon Apartments                   2,621,812         2,621,812       1,300,807      1990     various        12/22/89
  Boston, MA
Sencit Towne House                  10,541,898        10,913,752       2,916,228      1989     various        12/26/89
  Shillington, PA
Allentown Towne House                8,295,586         8,534,531       2,072,547      1989     various        12/26/89
  Allentown, PA
Prince Street Housing               10,445,689        10,817,423       2,710,781      1989     various        12/26/89
  Lancaster, PA
Hilltop Apartments (A)                       0                 0               0      1989       N/A          12/27/89
  Rhome, TX
Royal Crest Apartments (B)                   0                 0               0      1989     various        12/27/89
  Bowie, TX
Pine Manor Apart. (B)                        0                 0               0      1989     various        12/27/89
  Jacksonboro, TX
Bryson Place (A)                             0                 0               0      1990       N/A          12/28/89
  Bryson, TX
Leawood Manor**                     15,272,181        16,399,644       5,253,564      1989     various        12/29/89
  Kansas City, KS
Pinewood Terrace I (C)                       0                 0               0      1989     various        12/27/89
  Rusk, TX
Valley View Apts (B)                         0                 0               0      1989     various        12/27/89
  Valley View, TX
Grandview Apartments (A)                     0                 0               0      1990       N/A          12/27/89
  Grandview, TX
Bent Tree Apts (A)                           0                 0               0      1989       N/A          12/27/89
  Jacksonboro, TX
Bentley Court                       11,683,500        13,362,725       4,212,297      1990     various        12/26/89
  Columbia, SC
Nocona Terrace (B)                           0                 0               0      1989     various        12/27/89
   Nocona, TX


Boston Financial Qualified Housing Tax Credits L. P. IV
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999


                                                                                                            GROSS AMOUNT
                                                                                                              AT WHICH
                                                                                                             CARRIED AT
                                                                                                            DECEMBER 31,
                                                              COST OF INTEREST AT                               1998
                                                                ACQUISITION DATE
                                                         -------------------------------                    --------------
                                                                                         NET IMPROVEMENTS
                                NUMBER        TOTAL                                         CAPITALIZED
                                  OF         ENCUM-                      BUILDING AND      SUBSEQUENT TO
DESCRIPTION                     UNITS       BRANCES *        LAND        IMPROVEMENTS       ACQUISITION         LAND
-----------                     -----       ---------        ----        ------------       -----------         ----

Low and Moderate
Income Apartment Complexes
Justin Place (B)                       0               0         5,485                0             (5,485)             0
  Justin, TX
Orocovix IV                           40       1,642,158        60,000        1,175,705             886,147        61,800
  Orocovix, PR
Carolina Woods                        48       1,098,156       121,710        2,160,614               6,903       121,710
  Greensboro, NC
Mayfair Mansions                     569      20,953,081     2,080,022       27,784,358             394,521     2,080,022
  Washington, DC
Oakview Square                       192       6,002,893       530,411        7,353,548           3,857,255       530,411
  Chesterfield, MI
Whitehills                            24         752,994        40,200          934,444               8,439       122,878
  Howell, MI
Gobles Apts.                          24         737,105        12,500          939,518              11,372        56,088
  Gobles, MI
Brown Kaplan                          60       7,998,554             0        7,096,932           2,018,359             0
  Boston, MA
Green Tree                            24         657,073        21,120          788,935               3,015        21,120
  Greenville, GA
Milan Apartments                      32       1,015,158        50,500        1,254,727              50,378       164,803
  Milan, MI
Findlay (C)                            0               0        19,533        3,165,904         (3,185,437)             0
  Cincinnati, OH
Seagraves (A)                          0               0        20,000          634,518           (654,518)             0
  Seagraves, TX
Lakeside                             308       6,005,125       400,000        9,416,579           1,113,039       400,000
  Chicago, IL
Lincoln Green                         30       1,638,514       156,725        1,924,700              89,571       160,874
  Old Town, ME
West Pine                             38       1,673,827        74,800          944,818           1,086,747        74,800
  Allegheny County, PA
BK Apartments                         48         856,667        30,000          983,020             298,978        57,223
  Jamestown, ND
46th & Vincennes                      28       1,308,408        16,200        1,901,527              75,871        16,200
  Chicago, IL
Gateway**                             50       1,131,757       119,110        1,355,075            (99,498)       140,636
  Azle, TX

                              --------------------------------------------------------------------------------------------
SUBTOTAL                           3,081     103,157,547     7,073,293      126,733,562          29,437,254     9,096,929
LESS:  Combined Entities **          304       8,547,201     1,128,060       15,265,620           1,380,651     1,268,099
                              --------------------------------------------------------------------------------------------

TOTAL                              2,777     $94,610,346    $5,945,233     $111,467,942         $28,056,603    $7,828,830
                              ============================================================================================

Boston Financial Qualified Housing Tax Credits L. P. IV
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999

                              GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998
                              --------------------------------------------------

                                                                                            LIFE ON WHICH
                                                                                            DEPRECIATION
                                BUILDING AND                       ACCUMULATED     DATE      IS COMPUTED      DATE
DESCRIPTION                     IMPROVEMENTS         TOTAL        DEPRECIATION     BUILT       (YEARS)      ACQUIRED
-----------                     ------------         -----        ------------     -----       -------      --------
Low and Moderate
Income Apartment Complexes
Justin Place (B)                             0                 0               0      1990     various        12/27/89
  Justin, TX
Orocovix IV                          2,060,052         2,121,852         496,748      1990     various        12/30/89
  Orocovix, PR
Carolina Woods                       2,167,517         2,289,227         532,341      1990     various        01/31/90
  Greensboro, NC
Mayfair Mansions                    28,178,879        30,258,901      10,819,279      1990     various         3/21/90
  Washington, DC
Oakview Square                      11,210,803        11,741,214       2,185,647      1991     various         3/22/89
  Chesterfield, MI
Whitehills                             860,205           983,083         355,626      1990     various         4/21/90
  Howell, MI
Gobles Apts.                           907,302           963,390         337,088      1990     various         4/29/90
  Gobles, MI
Brown Kaplan                         9,115,291         9,115,291       2,275,472      1991     various          7/1/90
  Boston, MA
Green Tree                             791,950           813,070         261,685      1990     various          7/6/90
  Greenville, GA
Milan Apartments                     1,190,802         1,355,605         469,290      1990     various         8/20/90
  Milan, MI
Findlay (C)                                  0                 0               0      1990     various         8/15/90
  Cincinnati, OH
Seagraves (A)                                0                 0               0      1990       N/A          11/28/90
  Seagraves, TX
Lakeside                            10,529,618        10,929,618       3,418,612      1991     various         5/17/90
  Chicago, IL
Lincoln Green                        2,010,122         2,170,996         554,121      1989     various         3/21/90
  Old Town, ME
West Pine                            2,031,565         2,106,365         485,625      1991     various        12/31/90
  Allegheny County, PA
BK Apartments                        1,254,775         1,311,998         284,626      1991     various         12/1/90
  Jamestown, ND
46th & Vincennes                     1,977,398         1,993,598         613,267      1990     various         3/29/91
  Chicago, IL
Gateway**                            1,234,051         1,374,687         248,693      1991     various         6/24/91
  Azle, TX

                              --------------------------------------------------
SUBTOTAL                           154,147,180       163,244,109      47,151,143
LESS:  Combined Entities **         16,506,232        17,774,331       5,502,257
                              --------------------------------------------------

TOTAL                             $137,640,948      $145,469,778     $41,648,886
                              ==================================================


(1) The aggregate cost for Federal Income Tax purposes is approximately $ 167,158,000.

(A) During the year ended March 31, 1997, the Partnership transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities.

(B) During the year ended March 31, 1998, the Partnership transferred all of the assets of five of the Texas Partnerships subject to their liabilities to unaffiliated entities.

(C) During the year ended March 31, 1999, the Partnership has transferred all of the assets of Findlay Market and one of the Texas Partnerships subject to their liabilities to unaffiliated entities.


                            * Mortgage   notes   payable   generally   represent
                              non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 7.20% to 9.75%. The Partnership has not guaranteed any of these mortgage notes payable.



Summary of property owned and accumulated depreciation:
Property Owned  December 31, 1998                                    Accumulated Depreciation  December 31, 1998
-------------------------------------------------------------------  --------------------------------------------------
Balance at beginning of period                        $151,824,387   Balance at beginning of period
  Additions during period:                                             before Combined Entities            $37,607,826
     Other acquisitions                     286,686                    Additions during period:
     Improvements etc.                      280,068                       Eliminations - 1997 Combined
                                                                          Entities                           5,217,693
                                      --------------
                                                           566,754        Eliminations - Combined
                                                                          Entities**                        (5,502,257)
  Deductions during period:                                               Properties disposed of (C)          (792,962)
     Cost of real estate
     sold                                    (1,922)                      Depreciation                       5,118,586
                                                                                                        ==============
     Write down of building                                               Balance at close of period       $41,648,886
     resulting from a non temporary
     decline in value                    (3,078,687)                                                    ==============

       Eliminations -1997 Combined
       Entities                          19,064,246
       Eliminations - Combined
       Entities**                       (17,774,331)
       Disposals from transferred
       Properties  (C)                   (5,130,669)
                                      --------------
                                                       (6,921,363)
                                                    ---------------
Balance at close of period                            $145,469,778
                                                    ===============
Property Owned  December 31, 1997                                    Accumulated Depreciation  December 31, 1997
-------------------------------------------------------------------  --------------------------------------------------
Balance at beginning of period                        $153,104,249   Balance at beginning of period
  Additions during period:                                             before Combined Entities            $33,135,477
     Other acquisitions                      92,036                    Additions during period:
     Improvements etc.                      390,536                      Eliminations - 1996 Combined
                                                                         Entities                            4,878,763
                                      --------------                     Eliminations - Combined
                                                           482,572       Entities**                         (5,217,693)

  Deductions during period:                                            Properties disposed of (B)             (553,079)

     Write down of building                                            Depreciation                          5,364,358
     resulting from a non-                                                                              ==============
     temporary decline in value           (181,098)                  Balance at close of period            $37,607,826
                                                                                                        ==============
       Eliminations -1996 Combined
       Entities                          20,095,959
       Eliminations - Combined
       Entities**                       (19,064,246)
       Disposals from transferred
       Properties  (B)                   (2,613,049)
                                      --------------
                                                       (1,762,434)
                                                    ---------------
Balance at close of period                            $151,824,387
                                                    ===============
Property Owned  December 31, 1996                                    Accumulated Depreciation  December 31, 1996
-------------------------------------------------------------------  --------------------------------------------------
Balance at beginning of period                        $153,974,533   Balance at beginning of period
  Additions during period:                                             before Combined Entities            $28,735,999
     Acquisitions through foreclosure            $0                    Additions during period:
     Other acquisitions                      62,414                       Eliminations - 1995 Combined
                                                                          Entities                          4,131,931
     Improvements etc.                    1,770,452                       Eliminations - Combined
                                                                          Entities**                       (4,878,763)
                                      --------------
                                                         1,832,866        Properties disposed of (A)         (386,880)
  Deductions during period:
                                                                     Depreciation                           5,533,190
     Cost of real estate                                                                                 ============
     sold                                    (4,622)           Balance at close of period                 $33,135,477
                                                                                                         ============
     Write down of building
     resulting from a non-
     temporary decline in value            (791,830)

       Eliminations -1995 Combined
       Entities                          20,760,503
       Eliminations - Combined
       Entities**                       (20,095,959)
     Disposals from transferred
     Properties  (A)                     (2,571,242)
                                      --------------
                                                       (2,703,150)
                                                    ---------------
Balance at close of period                            $153,104,249
                                                    ===============


       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS IV
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1999
            Reports of Independent Auditors

46th & VINCENNES
[Letterhead]

[LOGO]
Haran & Associates
           INDEPENDENT AUDITORS REPORT


To the Partners                                  HUD Field Office Director
46th & VINCENNES LIMITED PARTNERSHIP                 Chicago, Illinois
Chicago, Illinois


We have audited the accompanying balance sheet of 46th & VINCENNES LIMITED PARTNERSHIP, Project No. 071-35594, as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 46th & VINCENNES LIMITED PARTNERSHIP, as of December 31, 1998, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1999 on our consideration of 46th & VINCENNES LIMITED PARTNERSHIP's internal control structure and reports dated February 18, 1999 on its compliance with specific requirements applicable to Major HUD Programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to Nonmajor HUD Programs.

The accompanying supplementary information (shown on pages 14 to 18) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Haran & Associates Ltd.
Haran & Associates LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner: W. Garrett Heinl  (847)853-2576

February 18, 1999

[Letterhead]

[LOGO]
Haran & Associates
           INDEPENDENT AUDITORS REPORT


To the Partners                                 HUD Field Office Director
46th & VINCENNES LIMITED PARTNERSHIP                 Chicago, Illinois
Chicago, Illinois


We have audited the accompanying balance sheet of 46th & VINCENNES LIMITED PARTNERSHIP, Project No. 071-35594, as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 46th & VINCENNES LIMITED PARTNERSHIP, as of December 31, 1997, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of 46th & VINCENNES LIMITED PARTNERSHIP's internal control structure and reports dated January 21, 1998 on its compliance with specific requirements applicable to Major HUD Programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to Nonmajor HUD Programs.

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

January 21, 1998

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

January 21, 1997

Audobon

[Letterhead]

[LOGO]
Ziner, Kennedy & Lehan LLP
           INDEPENDENT AUDITORS REPORT

To the Partners of
Audobon Group Limited Partnership

We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Audobon Group Limited Partnership (a Massachusetts limited partnership) (Project No. 89-008-R) as of December 31, 1998, and the related statements changes in partners' equity (deficiency) (MHFA Forms F.C.-3C), operations (MHFA Forms F.C.-2A), cash flows (MHFA Forms F.C.-4A , -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audobon Group Limited Partnership, as of December 31, 1998, and the results of its operations, its changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note E to the financial statements, the Partnership has suffered significant operating losses and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Ziner, Kennedy & Lehan LLP
Boston, MA
February 12, 1999

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

B-K Apartments

[Letterhead]

[LOGO]
EideBailly LLP

           INDEPENDENT AUDITORS REPORT

The Partners
B-K Apartments Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of B-K Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-K Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership has entered into a forebearance agreement with its bond holder as a result of recurring vacancies and cash flow deficiencies which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EideBailly LLP
Fargo, North Dakota

January  19,  1999,  except for Note 10 As to which the date is January 25, 1999
       [Letterhead]

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

Brookscrossing

[Letterhead]

[LOGO]
Mueller, Walla & Albertson, P.C.

           INDEPENDENT AUDITORS REPORT

The Partners,
Brookscrossing Apartments, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Brookscrossing Apartments, L.P. (a limited partnership) as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookscrossing Apartments, L.P. as of December 31, 1998, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Mueller, Walla & Albertson, P.C.
Certified Public Accountants
Kirkwood, MS
February 2, 1999

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

/s/ Mueller, Walla & Albertson, P.C.
Certified Public Accountants
Kirkwood, MS
February 11, 1997

Brown-Kaplan
[Letterhead]

[LOGO]
Reznick Fedder & Silverman
INDEPENDENT AUDITORS REPORT


To the Partners
Brown-Kaplan Limited Partnership


We have audited the accompanying balance sheet of Brown-Kaplan Limited Partnership as of December 31, 1998, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Brown-Kaplan Limited Partnership as of December 31, 1998, the results of its operations, changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 34 is presented for purposed of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 20, 1999 on or consideration of Brown-Kaplan Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Boston, Massachusetts               Federal Employer
January 20, 1999                    Identification Number
                                            52-1088612

Audit Principal:  Philip A. Weitzel

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

Buena Vista
[Letterhead]

[LOGO]
David G. Pelliccione, C.P.A., P.C.

           INDEPENDENT AUDITORS REPORT

To the Partners
Buena Vista Limited Partnership


We have audited the accompanying balance sheets of BUENA VISTA LIMITED, as of December 31, 1998 and 1997, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BUENA VISTA LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results in its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BUENA VISTA LIMITED PARTNERSHIP taken as a whole. The supplemental information on pages 9 and 10 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione
Savannah, Georgia

February 11, 1999

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

Carolina Woods

[Letterhead]

[LOGO]
Halbert, Katz & Co., P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners
Carolina Woods Associates, Limited Partnership
Wilmington, Delaware

We have audited the accompanying balance sheets of Carolina Woods Associates, Limited Partnership, as of December 31, 1998 and December 31, 1997, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina Woods Associates, Limited Partnership, as of December 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital (capital deficiency) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Halbert, Katz & Co., P.C.
Philadelphia, PA
January 29, 1999

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

/s/Halbert, Katz & Co., P.C.
Philadelphia, PA
January 30, 1998

Dorsett

[Letterhead]

[LOGO]
Fishbein & Company, P.C.

           INDEPENDENT AUDITORS REPORT

February 2, 1999

Partners
Dorsett Limited Partnership

We have audited the accompanying balance sheets of DORSETT LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorsett Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/Fishbein & Company P.C.
Elkins Park, PA

Gobles

 [Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.

           INDEPENDENT AUDITORS REPORT

January 18, 1999

Partners
Gobles Limited Dividend Housing Association
Limited Partnership


We have audited the accompanying balance sheet of Gobles Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gobles Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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

Greentree Village

[Letterhead]
[LOGO]
FLOYD & COMPANY, CPA


           INDEPENDENT AUDITORS REPORT


To the General Partners of
Greentree Village Limited Partnership


We have audited the accompanying balance sheets of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentree Village Limited Partnership (a Georgia Limited Partnership), as of December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Floyd & Company, C.P.A.
/s/R. Doug Floyd
Savannah, Georgia

February 28, 1999

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

Lakeside Square

[Letterhead]

[LOGO]
VACEK, LANGE, & WESTERFIELD, P.C.

           INDEPENDENT AUDITORS REPORT


To the Partners of
Lakeside Square Limited Partnership


We have audited the accompanying balance sheet of Lakeside Square Limited Partnership, a limited partnership, (HUD Project No. IL06-E000-093), as of December 31, 1998, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's managing general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Square Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.The supplementary data included in the report (shown on pages 13 to 19) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Lakeside Square Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects, in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 27, 1999 on our consideration of Lakeside Square Limited Partnership's (the "Partnership") internal controls and the Partnership's compliance with specific requirements applicable to major HUD programs and Fair Housing and Discrimination.

/s/ VACEK, LANGE, & WESTERFIELD, P.C.
Houston, Texas
January 27, 1999

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

/s/ VACEK, LANGE, & WESTERFIELD, P.C.
Houston, Texas
January 22, 1997

Leawood

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

           INDEPENDENT AUDITORS REPORT


To the Partners
Leawood Associates, L.P.


We have audited the accompanying balance sheets of Leawood Associates, L.P., as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leawood Associates, L.P., as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 28, 1999

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

Lincoln Green Associates

[Letterhead]
[LOGO]
OUELLETTE, LABONTE, ROBERGE & ALLEN, P.A.

           INDEPENDENT AUDITORS REPORT


The Partners
Lincoln Green Associates
Limited Partnership


We have audited the accompanying balance sheets of Lincoln Green Associates Limited Partnership, as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Green Associates Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the Schedules 1 through 2 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ OUELLETTE, LABONTE, ROBERGE & ALLEN
Certified Public Accountants

January 25, 1999
Lewiston, Maine

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

Kenilworth Associates Ltd.

[Letterhead]

[LOGO]
Ernst & Young LLP

           INDEPENDENT AUDITORS REPORT


To the Partners
Kenilworth Associates Ltd.


We have audited the accompanying balance sheet of Kenilworth Associates Ltd., a Limited Partnership, FHA Project No. 000-44160/000-35349 (the "Partnership"), as of December 31, 1998, and the related statements of profit and, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Associates Ltd., a Limited Partnership, FHA Project No. 000-44160/000-35349, as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report, as referred to in the Table of Contents, is presented for the purposed of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, unless otherwise noted, and in our opinion is fairly stated in all material respect in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated February 12, 1999, on our consideration of Keilworth Associates LTD's, a Limited Partnership, FHA Project No. 000-44160/000-35349, internal control and a report dated February 12, 1999, on its compliance with applicable laws and regulations.

/s/ Ernst & Young LLP
February 12, 1999
Washington, DC

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

Orocovix Limited Dividend Partnership, S.E.

[Letterhead]
[LOGO]

Horwath Valez Semprit & Co. PSC

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Orocovix Limited Dividend Partnership, S.E.
San Juan, Puerto Rico


We have audited the accompanying balance sheets of Orocovix Limited Dividend Partnership, S.E. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orocovix Limited Dividend Partnership, S.E. as of December 31, 1998 and 1997, and the results of its operations, its changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/HORWATH VELEZ SEMPRIT NIEVES & CO. PSC
San Juan, PR
January 21, 1999
Stamp number 1553568 was affixed
to the original of this report

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


/s/HORWATH VELEZ SEMPRIT NIEVES & CO.
San Juan, PR
February 2, 1998

Prince Street

[Letterhead]

[LOGO]
Armacost & Osborne, LLP
INDEPENDENT AUDITOR'S REPORT

February 3, 1999

Partners
Prince Street Towers Limited Partnership
Indianapolis, IN

We have audited the accompanying statements of financial position of Prince Street Towers Limited Partnership, PHFA Project No. R-414-8E, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prince Street Towers Limited Partnership at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Armacost & Osborne, LLP
Certified Public Accountants
Bethesda, Maryland

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


/s/ J.A. PLUMER & CO., P.A.
Certified Public Accountants
Bethesda, Maryland

Milan Apartments

[Letterhead]

[LOGO]
KIRSCHNER HUTTON PERLIN, P.C.

           INDEPENDENT AUDITORS REPORT
January 15, 1999

Partners
Milan Apartments Company Limited Partnership

We have audited the accompanying balance sheet of Milan Apartments Company Limited Partnership, RD Project No. 26-58-382867000, as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milan Apartments Company Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of Milan Apartments Company Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts.


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


/s/ Kirschner Hutton Perlin, P.C.
Southfield, MI

Oakview Square

[Letterhead]

[LOGO]
JOHN J. LEHOTAN C.P.A.


To The Partners of Oakview Square
Limited Partnership
Detroit, Michigan  48124


           INDEPENDENT AUDITORS REPORT


I have audited the accompanying balance sheet of Oakview Square Limited Partnership, a Michigan limited partnership, as of December 31, 1998, and the related statements of profit and loss, partners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Oakview Square Limited Partnership as of December 31, 1998 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/John J. Lehotan
Certified Public Accountants
Brown City, MI
February 10, 1999

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


/s/John J. Lehotan
Certified Public Accountants
Brown City, MI
February 6, 1997

Sencit Towne House

[Letterhead]
[LOGO]
Ernst & Young LLP



                  REPORT OF INDEPENDENT AUDITORS

To the Partners of
Sencit Towne House Limited Partnership


We have audited the accompanying balance sheet of Sencit Towne House Limited Partnership, a Limited Partnership - Project No. R389-8E, as of December 31, 1998, and the related statements of profit and loss, partners' equity deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sencit Towne House Limited Partnership for the year ended December 31, 1997, were audited by other auditors whose report dated February 8, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Sencit Towne House Limited Partnership at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report entitled "Independent Auditors' Report on Compliance and on Internal Control Over Financial Reporting Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated February 22, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts.

/s/Ernst & Young LLP
Indianapolis, Indiana
February 22, 1999

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

/s/Deloitte & Touche LLP
Washington, DC
February 4, 1998

Allentown Towne

[Letterhead]

[LOGO]
Ernst & Young LLP


                   REPORT OF INDEPENDENT AUDITORS

To the Partners
Allentown Towne House Limited Partnership


We have audited the accompanying balance sheet of Allentown Towne House Limited Partnership, a Limited Partnership - Project No. R187-8E, as of December 31, 1998, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Allentown Towne House Limited Partnership for the year ended December 31, 1997, were audited by other auditors whose report dated January 26, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Sencit Towne House Limited Partnership at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report entitled "Independent Auditors' Report on Compliance and on Internal Control Over Financial Reporting Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated February 22, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts.


/s/Ernst & Young LLP
Indianapolis, Indiana
February 22, 1999

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

/s/Deloitte & Touche LLP
Washington, DC
January 26, 1998

West Pine Associates

[Letterhead]

[LOGO]
Paul E. Campbell



           INDEPENDENT AUDITORS' REPORT

West Pine Associates
Imperial, PA 15126

I have audited the accompanying balance sheet of West Pine Associates (a limited partnership), as of December 31, 1998 and 1997, and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Pine Associates at December 31, 1998, and the results of its operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 19, 1999 on my consideration of West Pine Associates internal control structure and a report dated January 19, 1999, on its compliance with specific requirements applicable to Rural Development Services Programs

/s/Paul E. Campbell
Certified Public Accountant
Huntington,  WV
January 19, 1999

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

/s/Paul E. Campbell
Huntington, West VA
January 8, 1998

Whitehills II

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.



           INDEPENDENT AUDITORS' REPORT

January 21, 1999

Partners
Whitehills II Apartments Company Limited Partnership

We have audited the accompanying balance sheet of Whitehills II Apartments Company Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehills II Apartments Company Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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

Willow Ridge

[Letterhead]

[LOGO]
Cleveland & Company, P.C.


           INDEPENDENT AUDITORS' REPORT

To the Partners of
Willow Ridge Development Company Limited Partnership
Prescott, Arizona

We have audited the accompanying balance sheet of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010, formerly Project No. 123-36610) as of December 31, 1998, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Ridge Development Company Limited Partnership (FHA Project No. 123-94010, formerly Project No. 123-36610), as of December 31, 1998, and the results of its operations, and the changes in partner's equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 13-17) are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Cleveland & Company, P.C.
Certified Public Accountants
Phoenix, AZ
Federal Employer I.D. No. 86-0564541
February 16, 1999

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

/s/Cleveland & Company, P.C.
Certified Public Accountants
Phoenix, AZ
Federal Employer I.D. No. 86-0564541
February 10, 1997

                              AUDUBON GROUP LIMITED PARTNERSHIP
                            (a Massachusetts limited partnership)

                                    FINANCIAL STATEMENTS

                                             AND

                                   SUPPLEMENTARY INFORMATION

                                     PROJECT NO. 89-008-R

                              For the Year Ended December 31, 1998

TABLE OF CONTENTS


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                   1

FINANCIAL STATEMENTS

  Balance Sheet
   (MHFA Forms F.C. -3A & -3B)                                                 2

  Statement of Changes in Partners' Equity (Deficiency)
   (MHFA Form F.C.-3C)                                                         4

  Statement of Operations
   (MHFA Form F.C. -2A)                                                        5

  Statement of Cash Flows
   (MHFA Forms F.C. -4A, -4B, & -4C)                                           6

  Notes to Financial Statements                                                9

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION                     12

MHFA SUPPLEMENTARY INFORMATION                                                13

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH THE
 REGULATORY AND MANAGEMENT AGREEMENTS                                         20

MORTGAGOR'S AND GENERAL PARTNER'S CERTIFICATE                                 21

[Letterhead]








                           INDEPENDENT AUDITORS' REPORT


To the Partners of
Audubon Group Limited Partnership


         We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Audubon Group Limited Partnership (a Massachusetts limited partnership) (Project No. 89-008-R) as of December 31, 1998, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C), operations (MHFA Form F.C.-2A), and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audubon Group Limited Partnership as of December 31, 1998, and the results of its operations, its changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note E to the financial statements, the Partnership has suffered significant operating losses and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ziner, Kennedy & Lehan

February 12, 1999

                            AUDUBON GROUP LIMITED PARTNERSHIP
                                       BALANCE SHEET
                                     December 31, 1998
                                          ASSETS

Current Assets:
                 Cash and Cash Equivalents:
201.          Partnership                                              0
                                                           -------------
202.          Development                                          2,593
                                                           -------------
203.                              Subtotal                                          2,593
                                                                          ---------------

                 Cash Reserved or Escrowed:
205.          Tenant Security Deposits                             10,862
                                                           --------------
206.          Insurance & R.E. Tax Escrow                           9,425
                                                           --------------
209.          Special & Other Escrow *                            173,144
                                                           --------------
210.                              Subtotal                                         193,431
                                                                           ---------------

                 Accounts Receivable:
215.          Tenant                                               14,525
                                                           --------------
216.          HUD                                                   1,019
                                                           --------------
218.          Other                                                    19
                                                           --------------
220.                              Subtotal                                          15,563
                                                                           ---------------
222.          Residual Receipts Receivable                                               0
                                                                           ---------------
223.          Short-Term Investments                                                     0
                                                                           ---------------
225.          Due from General Partners & Affiliates                                     0
                                                                           ---------------
227.          Prepaid Expenses                                                       9,997
                                                                           ---------------
228.          All Other Current Assets                                                   0
                                                                           ---------------
230.                              Total Current Assets                             221,584
                                                                           ---------------
Property & Equipment
--------------------
231.          Land                                                      0
                                                           --------------
232.          Building & Equipment                              2,621,817
                                                           --------------
234.                              Subtotal                                       2,621,817
                                                                           ---------------
235.          Accumulated Depreciation                                           1,300,807
                                                                           ---------------
236.                              Net                                            1,321,010
                                                                           ---------------
Other Assets:
240.          Capital Contributions Receivable                                           0
                                                                           ---------------
241.          Reserve for Replacement Escrow *                                       8,865
                                                                           ---------------
242.          Excess Rental Income Escrow Account                                        0
                                                                           ---------------
243.          Long-Term Investments                                                      0
                                                                           ---------------
243.A               Market Value                                        0
                                                           --------------
244.          Gross Organizational and Financing Costs            179,790
                                                           --------------
244.A        Accumulated Amortization                              47,944
                                                           --------------
245.                              Net                                              131,846
                                                                           ---------------
246.          Deferred Syndication Costs                                                 0
                                                                           ---------------
248.          Deposits & Other                                                           0
                                                                           ---------------
250.                              Total Assets                                   1,683,305
                                                                           ---------------
250.A         *Unreimbursed R/R & Special Escrow
                    Withdrawals Included in Above                       0


FORM F.C. -3A
                            The  accompanying  notes are an integral part of the
financial statements.

AUDUBON GROUP LIMITED PARTNERSHIP
BALANCE SHEET
December 31, 1998


LIABILITIES & PARTNERS' EQUITY (DEFICIENCY)

Current Liabilities:
251.          Current Portion of Mortgage Payable                                       42,380
252.          Notes & Advances - due within 1 year                                           0
                 Accounts Payable:
255.          Trade - due within 30 days                                105,860
257.          Other                                                           0
260.                 Subtotal                                                          105,860

262.          Residual Receipts Payable                                                      0
                 Accrued Expenses:
265.          Interest                                                   25,665

266.          R.E. Taxes & Insurance                                          0

267.          Other                                                      22,539
                                                                         ------
270.                 Subtotal                                                           48,204

272.          Tenant Security Deposits                                                   9,502

274.          Prepaid Rent                                                                 354

278.          All Other Current Liabilities                                                  0

280.                 Total Current Liabilities                                         206,300
                                                                                       =======

Long-Term Liabilities:
-
281.          Mortgage Payable, net of current portion                               3,046,144


                 Notes & Advances:
282.          Energy Notes                                                    0

283.          Arrearage & Flexible Subsidy Notes                              0

284.          Other Notes & Advances                                  1,742,757
                                                                      ---------
285.                 Subtotal                                                        1,742,757
                                                                                     =========

286.          Accrued Interest on Long-Term Liabilities                                459,494

287.          Due to General Partners & Affiliates                                      24,800

288.          Development Fees Payable                                                       0

289.          All Other Long-Term Liabilities                                                0


290.                 Total Long-Term Liabilities                                     5,273,195

291.                 Total Liabilities                                               5,479,495
                                                                                     =========

Partners' Equity (Deficiency):
-

292.                 Total Partners' Equity                                        (3,796,190)
(Deficiency)


294.                 Total Liabilities & Partners'                                   1,683,305
Equity (De



FORM F.C.-3B
The accompanying notes are an integral part of the financial statements.

                           AUDUBON GROUP LIMITED PARTNERSHIP
                 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                          FOR THE YEAR ENDED December 31, 1998





295.       Balance, Beginning of Year                          $       (303,282)
                                                               ----------------
295.A      Add/(Substract) Prior Period Adjustments                           0
                                                               ----------------
296        Add:  Capital Contributions                                        0
                                                               ----------------
297.       Add:  Income or (Loss)                                    (3,492,908)
                                                               ----------------
298.       Deduct:  Distributions - Regulatory                                0
                                                               ----------------
299.       Deduct  Distriubtions - Refinancing & Other                        0
                                                               ----------------
300.       Balance, End of Year                                $     (3,796,190)
                                                               ----------------





































FORM F.C. - 3c
    The  accompanying  notes are an integral part of the financial statements.

AUDUBON GROUP LIMITED PARTNERSHIP STATEMENT OF OPERATIONS For the Year Ended December 31, 1998


                         DEVELOPMENT

REVENUES:

100.     Gross Potential Rental Income                                  374,889

103.     Less Vacancies, Bad Debts & Section 236 Excess                 (37,881)
            Rental Income Remitted

105.     Effective Rental Income                                        337,008

106.     Interest Subsidy                                                     0

107.     Other Income - Total                                            10,143

108.     Residual Receipts (Remitted) or Reimbursed                           0


110.          Total Income                                              347,151


OPERATING EXPENSES:
-
111.     Administration                                                  46,755

112.     Maint., Res. Svcs. & Security                                   73,156

113.     Utilities                                                       58,393

114.     Taxes (R.E. & Other)                                            23,674

115.     Insurance                                                       15,373

116.     Interest (Financing & Other)                                   394,342

120.          Subtotal                                                  611,693


125.     Operating Income                                              (264,542)

130.     Depreciation & Amortization                                    149,679

135.     Net Income or (Loss) for the Development before Non-          (414,221)
            Operating Items

140.     Non-Operating Items [Gains or (Losses)]                              0

145.     Net Income or (Loss) for the Development                      (414,221)


                         PARTNERSHIP

ADD: REVENUES OF PARTNERSHIP NOT APPLICABLE TO THE DEVELOPMEN
146.A   "Cliff" Type Investments                                              0

146.B   Other Partnership Investments                                         0

146.C   Other Revenues                                                        0

146.D        Subtotal                                                         0


SUBTRACT: EXPENSES OF PARTNERSHIP NOT APPLICABLE TO THE DEVEL
147.A   Paid in Lieu of Distributions                                         0

147.B   Paid from Syndication Proceeds                                        0

147.C   Accrued but not Paid                                                  0

147.D   Management Fees - Incentive                                           0

147.E   Other Expenses                                                3,078,687

147.F        Subtotal                                                 3,078,687


148.     Net Income or (Loss) for the Partnership                    (3,492,908)


FORM F.C.-2A
          The  accompanying   notes  are  an  integral  part  of  the  financial
statements.

                                          AUDUBON GROUP LIMITED PARTNERSHIP
                                               STATEMENT OF CASH FLOWS
                                        FOR THE YEAR ENDED December 31, 1998

                                    LINE           CASH              LINE             CASH          LINE          NET
                                    NUMBER         PROVIDED          NUMBER           USED          NUMBER        CASH


OPERATING ACTIVITIES

NET INCOME OR (LOSS)                  301                               341           $   3,492,908
                                                   -------------                      -------------

ADJUSTMENT TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

       DEPRECIATION & AMORTIZATION
                                      302                149,679
                                                   -------------
       NON-OPERATING ITEMS [(GAINS OR LOSSES)]
                                      303              3,078,687        343                       0
                                                   -------------                      -------------

CHANGES IN OPERATING ASSETS & LIABILITIES:
       DECR/INCR IN ACCOUNTS RECEIVABLE
                                      304                      0        344                   6,165
                                                   -------------                      -------------
       DECR/INCR IN RESIDUAL RECEIPTS RECEIVABLE
                                      304A                     0        344A                      0
                                                   -------------                      -------------
       DECR/INCR IN PREPAID EXPENSES
                                      305                  1,358        345                       0
                                                   -------------                      -------------
       DECR/INCR IN ALL OTHER CURRENT ASSETS
                                      306                      0        346                       0
                                                   -------------                      -------------
       DECR/INCR IN DEPOSITS & OTHER
                                      307                      0        347                       0
                                                   -------------                      -------------
       DECR/INCR IN TENANT SECURITY DEPOSIT ESCROW
                                      308                      0        348                   2,328
                                                   -------------                      -------------
       DECR/INCR IN INSURANCE R/E/ TAX ESCROWS
                                      309                      0        349                   1,501
                                                   -------------                      -------------
       DECR/INCR IN ACCOUNTS PAYABLE
                                      310                      0        350                   8,264
                                                   -------------                      -------------
       DECR/INCR IN RESIDUAL RECEIPTS PAYABLE
                                      310A                     0        350A                      0
                                                   -------------                      -------------
       DECR/INCR IN ACCRUED EXPENSES
                                      311                    588        351                       0
                                                   -------------                      -------------
       DECR/INCR IN TENANT SECURITY DEPOSIT LIAB.
                                      312                    981        352                       0
                                                   -------------                      -------------
       DECR/INCR IN PREPAID RENT
                                      313                      2        353                       0
                                                   -------------                      -------------
       DECR/INCR IN ALL OTHER CURRENT LIABILITIES
                                      314                      0        354                       0
                                                   -------------                      -------------
       DECR/INCR IN ACCRUED INTEREST ON L-T LIABS.
                                      315                117,307        355                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES
                                      320          $   3,348,602        360           $   3,511,166    381         $   (162,564)
                                                    ------------                       ------------                ------------



FORM F.C.-4A
                            The  accompanying  notes are an integral part of the
financial statements.

                                    AUDUBON GROUP LIMITED PARTNERSHIP
                                   STATEMENT OF CASH FLOWS (CONTINUED)
                                  FOR THE YEAR ENDED December 31, 1998


                                    LINE           CASH                 LINE         CASH             LINE         NET
                                    NUMBER         PROVIDED             NUMBER       USED             NUMBER       CASH

INVESTING ACTIVITIES

     DISPOSAL/ACQUISITION OF LAND, BUILDING & EQUIP.
                                      321          $           0        361           $      16,775
                                                    ------------                      -------------
     DISPOSAL/ACQUISITION OF SHORT-TERM INVESTMENTS
                                      322                      0        361                       0
                                                   -------------                      -------------
     DECR/INCR IN DUE FROM G.P.'S & AFFILIATES
                                      323                      0        363                       0
                                                   -------------                      -------------
     DECR/INCR IN RESERVE FOR REPLACEMENT
                                      324                 23,597        364                  13,325
                                                   -------------                      -------------
     DECR/INCR IN EXCESS RENT ACCOUNT
                                      325                      0        365                       0
                                                   -------------                      -------------
     DECR/INCR IN SPECIAL & OTHER ESCROWS
                                      326                 85,604        366                  40,860
                                                   -------------                      -------------
     ADDITIONAL FINANCING & ORGANIZATION COSTS                          367                       0
                                                                                          ---------
     DISPOSAL/ACQUISITION OF LONG-TERM INVESTMENTS
                                      328                      0        368                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES
                                      330                109,201        370                  70,960    382               38,241
                                                   -------------                      -------------                ------------

FINANCING ACTIVITIES
       INCR/DECR IN CURRENT PORTION OF MORG PAYABLE
                                      331                  3,884        371                       0
                                                   -------------                      -------------
       INCR/DECR IN L-T PORTION OF MORT PAYABLE
                                      332                      0        372                  42,380
                                                   -------------                      -------------
       INCR/DECR IN NOTES & ADVANCES DUE WITHIN 1 YR
                                      333                      0        373                       0
                                                   -------------                      -------------
       INCR/DECR IN L-T PORTION OF NOTES & AFFILIATES
                                      334                160,718        374                       0
                                                   -------------                      -------------
       INCR/DECR IN DUE TO G.P.'S & AFFILIATES
                                      335                  4,300        375                       0
                                                   -------------                      -------------
       INCR/DECR IN ALL OTHER LONG-TERM LIABILITIES
                                      336                      0        376                       0
                                                   -------------                      -------------
       CAPITAL CONTRIBUTIONS
                                      337                      0
                                                   -------------
       EQUITY DISTRIBUTIONS                                             378                       0
                                                                                    ---------------
       INCR/DECR IN DEVELOPMENT FEES PAYABLE
                                      339                      0        379                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN FINANCING  ACTIVITIES
                                      340          $     168,902        380           $      42,380    383         $ 126,522
                                                    ------------                       ------------                ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                                     384             2,199
                                                                                                               -------------
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                                           385               394
                                                                                                                     -------
CASH & CASH EQUIVALENTS AT END OF YEAR                                                                 386             2,593
                                                                                                           -----------------


FORM F.C.-4B
                            The  accompanying  notes are an integral part of the
financial statements.

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                      (a Massachusetts limited partnership)
                                             STATEMENT OF CASH FLOWS
                                      For the Year Ended December 31, 1998


                                    LINE           CASH              LINE             CASH            LINE        NET
                                    NUMBER         PROVIDED          NUMBER           USED            NUMBER      CASH

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR:

  Interest - net of RDAL loan proceeds of $160,718                                                      391       $  149,303
                                                                                                                   ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 & FINANCING ACTIVITIES:

                                     Increase                          Decrease

  Increase/Decrease in
   Capital Contribs.
   Receivable                       394     $                        395      $
                                             ------------------

  Increase/Decrease in
   Deferred Syndication
   Costs                            396     $                        397      $
                                             ------------------


Other (Describe)

  The accompanying Statement of Cash Flows has been prepared in the format prescribed by the Massachusetts Housing Finance Agency (MHFA). Generally accepted accounting principles (GAAP) require that non-cash investing and financing activities be disclosed separately. The following schedule reconciles the prescribed format to a presentation in accordance with generally accepted accounting principles.

                                                     Net Cash Provided                  Net Cash Provided
                                                    (Used) in Operating                (Used) in Financing
                                                            Activities                        Activities

As reported above                                           $ (162,564)                     $     126,522
Proceeds of RDAL paid directly to
 MHFA on behalf of Partnership                                 160,718                           (160,718)
                                                           -----------                      --------------
As revised to comply with GAAP                            $      1,846                      $     (34,196)
                                                          ============                      ==============

DISCLOSURE OF ACCOUNTING POLICY:

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash or cash equivalents.

Form F.C.-4C

                            The  accompanying  notes are an integral part of the
financial statements.

                                     AUDUBON GROUP LIMITED PARTNERSHIP
                                  (a Massachusetts limited partnership)
                                       NOTES TO FINANCIAL STATEMENTS
                                             December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization
Audubon Group Limited Partnership (Partnership) was formed on November 22, 1988 to acquire, develop and operate 37 rental units in Boston, Massachusetts.

  Method of Accounting
         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Financial statements are prepared in a format which conforms to the regulatory requirements of the Massachusetts Housing Finance Agency (MHFA).

  Income Taxes
         No provision has been made for federal or state income taxes since each partner includes his pro-rata share of net income or loss and tax credits in his tax return.

  Low-Income Housing Tax Credit
         The project is eligible for low-income housing tax credits over a 10 year period which are calculated at approximately 9% of certain costs incurred in connection with the building rehabilitation. The project has received an annual allocation of up to $504,000 from the Executive Office of Communities and Development (EOCD).

         Provisions of the enabling legislation regarding the credit restrict occupancy to qualified low income tenants for a 15 year period. Provisions of the legislation could result in a recapture of a portion of the credits by the partners if these provisions are not met.

  Depreciation and Amortization
         Building and related improvements are being depreciated over 40 years which approximates their useful life. Site improvements are depreciated on an accelerated basis over 15 years. Equipment is being depreciated over 7 years. Finance fees of $179,790 are being amortized over 32 years.

         At December 31, 1998, property and equipment (at cost less impairment adjustment) consist of the following:

                  Buildings (net of $3,078,687
                   impairment adjustment)                            $ 2,436,871
                  Site improvements                                      106,775
                  Equipment                                               78,171
                                                                  --------------
                                                                     $ 2,621,817

  Estimates
         The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   AUDUBON GROUP LIMITED PARTNERSHIP
                                 (a Massachusetts limited partnership)
                                    NOTES TO FINANCIAL STATEMENTS
                                           December 31, 1998

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

  Year 2000
         The Managing Agent has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the partnership's operations rely will be 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

NOTE B - FINANCING

         Permanent financing is being provided by MHFA in the form of a 30 year mortgage which is secured by the property and bears interest at 9.65% per annum. Installments of $29,043 for principal and interest are due monthly until January 2021. Monthly remittances of $848 are due to fund the reserve for replacements and $2,923 for the property tax and insurance escrow.

         Annual maturities of debt for this mortgage for the ensuing five years are as follows:

                                            1999                         $42,380
                                            2000                          46,657
                                            2001                          51,362
                                            2002                          56,544
                                            2003                          62,248

         As required by MHFA, an operating deficit escrow was funded at the permanent loan closing. These funds will remain in the escrow account for approximately four years. During this period, the project can use these funds for operating deficits. Additionally, withdrawals can be made with MHFA approval upon the project achieving certain financial goals as described in the development fund agreement. The balance in the escrow account at December 31, 1998 was $173,144 and is reported on the balance sheet on line 209. It is anticipated that the remaining funds will be needed by the operations of the development.

         The Partnership has entered into a contract with the MHFA through its Rental Housing Development Action Loan Program (RDAL) whereby MHFA will advance funds to the project. The funds (the RDAL loan) are expected to total approximately $3,550,000, subject to, and conditioned upon, annual appropriations of the Commonwealth of Massachusetts, payable in installments through 2010 and bearing interest at 5% per annum. In the event of a sale or refinancing of the project, the entire balance of the RDAL loan plus accrued interest shall become due. Otherwise, principal and accrued interest thereon will mature in 2010. During 1998, proceeds from this program totaled $ 160,718 and $32,654 of interest was accrued and added capital. At December 31, 1998, advances totaled $1,500,412 with accrued interest of $304,308.

                           AUDUBON GROUP LIMITED PARTNERSHIP
                         (a Massachusetts limited partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1998


NOTE B - FINANCING (continued)

         The Boston Redevelopment Authority has provided additional secondary financing totaling $275,000, secured by the property, which bears simple interest at the rate of 5% per annum. Interest is payable from cash flow as defined in the agreement. All unpaid principal and interest is due on or before 2010. Interest of $13,750 accrued during 1998. At December 31, 1998, accrued interest to date totaled $122,531.

         Under the terms of the regulatory agreement with MHFA, distributions are limited to $50,500 per annum subject to the availability of surplus cash at year end, as defined in the regulatory agreement.

NOTE C - CAPITAL CONTRIBUTIONS

         The general partner has contributed $10 in exchange for a 1% interest in the profits, losses and distributions. The remaining 99% is allocated to the special limited and limited partners who contributed $2,640,439. The special limited partner is entitled to receive a one time distribution of $10,000 which will be funded by sale or refinancing proceeds.


NOTE D - RENTAL REVENUES

         Tenant rents are being subsidized under the Massachusetts Rental Voucher program which also restricts assistance to those tenants who qualify, including maximum income limitations.

NOTE E - GOING CONCERN

         The project has suffered significant operating losses in recent years.

         The general partner has begun negotiations with the limited partners for additional capital contributions. Additionally, negotiations have commenced with the MHFA for a modification to the existing financing agreement. Management continues to streamline expenses while focusing on maintaining occupancy at high levels. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE F - IMPAIRMENT OF LONG-LIVED ASSETS

         During 1998, management became aware of certain indicators that caused management to reassess the recoverability of the cost of the real estate. Based on this assessment, the impairment loss of $3,078,687 was recognized to reduce the carrying amount of the property to its fair value. Fair value was estimated using the present value of estimated future cash flows discounted at a 9% interest rate. The impairment loss is reported in line 140 of the Statement of Operations in these financial statements.

[Letterhead]






                INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


To the Partners of
Audubon Group Limited Partnership


         Our report on our audit of the basic financial statements of Audubon Group Limited Partnership for 1998 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information, which has been presented in accordance with regulations of the Massachusetts Housing Finance Agency, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Ziner, Kennedy & Lehan

February 12, 1999

                                          MHFA SUPPLEMENTARY INFORMATION

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                   STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                                       For the Year Ended December 31, 1998



FUNDS RECEIVED                                                        RESIDENTIAL       COMMERCIAL         TOTAL

1.       Base Rental - Occupancy                                           374,889              0
2.       Gross Excess Rental Income                                              0
3.       Parking Rentals                                                         0              0
5.       Gross Potential Rental Income                                     374,889              0          374,889
6.       Less:  Vacancies - Occupancy                                       21,258              0
7.       Less:  Vacancies - Parking                                              0              0
8.       Less:  Bad Debts                                                   16,623              0
9.       Less:  Excess S13 Rental Income Escrowed                                0
10.     Less:  Excess S236 Rental Income Remitted                                0
11.     Total Deductions                                                    37,881              0           37,881
13.     Effective Rental Income                                            337,008              0          337,008
14.A   Interest Subsidy                                                          0                               0
14.B   SHARP Subsidy                                                             0                               0
14.C   RDAL/Other Subsidy                                                  193,373                         193,373
15.A   Other Income - Interest-Ordinary                                      9,365              0
15.B                          - Interest-Annuity                                 0
15.C                          - Laundry/Vending                                778              0
15.D                          - Commercial Lease Guarantee                                      0
15.E                          - Other (Specify)                                  0              0
16.      Total Other Income                                                 10,143              0            10143
17.      Total Effective Income                                            540,524              0          540,524
18.A   Replacement Reserve Reimbursements                                   23,597              0           23,597
18.B   Special Escrow Account Reimbursements                                85,604              0           85,604
19.      Developer's Contributions                                               0                               0
20.      Total Funds Received                                              649,725              0          649,725

FUNDS DISBURSED
ADMINISTRATIVE EXPENSES
21.      Management Fee - Contractual                                       11,100              0
22.A   Payroll                                                               8,216              0
22.B   Payroll Taxes & Fringe Benefits                                           0              0
23.      Legal                                                              16,959              0
24.      Audit                                                               8,925              0
25.      Marketing                                                             481              0
26.      Telephone                                                             300              0
27.      Office Supplies & Services                                            774              0
28.A   Accounting & Data Proc. Svs.                                              0              0
28.B   Central Office Fee                                                        0              0
29.      Miscellaneous                                                           0              0
30.      Total Administrative Expenses                                      46,755              0           46,755



FORM F.C.-1

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                   STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                                       For the Year Ended December 31, 1998



MAINTENANCE EXPENSES                                                  RESIDENTIAL      COMMERCIAL          TOTAL
31.A   Payroll                                                              16,746              0
31.B   Payroll Taxes & Fringe Benefits                                           0              0
32.     Janitorial Material & Services                                       4,197              0
33.     Landscaping                                                          3,449              0
34.     Decorating (Interior Only)                                           9,666              0
35.     Repairs (Interior & Exterior)                                       23,636              0
36.     Elevator Maintenance                                                     0              0
37.     Garbage & Trash Removal                                              6,949              0
38.     Snow Removal                                                         6,542              0
39.     Exterminating                                                          896              0
40.     Recreation                                                               0              0
41.     Miscellaneous                                                        1,075              0
43.     Total Maintenance Expenses                                          73,156              0           73,156
44.     Resident Services                                                        0              0
45.     Security                                                                 0              0

UTILITIES
46.     Electricity                                                         11,357              0
47.     Gas                                                                 26,404              0
48.     Oil                                                                      0              0
49.     Water & Sewer                                                       20,632              0
50.     Total Utilities                                                     58,393              0           58,393
53.     Replacement Reserve Deposits                                        12,719              0           12,719
54.     Special Escrow Deposits                                             32,654              0           32,654

TAXES, INSURANCE & INTEREST
55.     Taxes - Real Estate                                                 23,674              0
56.     Taxes - Other                                                            0              0
57.     Insurance                                                           15,373              0
58.     Interest                                                                 0              0
59.     Total Taxes, Insurance & Int.                                       39,047              0           39,047
61.     Totl Disb Prior to Cap Exp & D/S                                   262,724              0          262,724
62.     Totl Funds Flow Prior to CE & DS                                   387,001              0          387,001
63.     Cap. Exp. (Exc. of Mortg. Increases, Flex Sub Funds,
          Bank Loans, and Capitalized Leases, ect.)                                                         16,775
65.     Funds Flow Prior to D/S                                                                            370,226


FORM F.C.-1

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                   STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                                       For the Year Ended December 31, 1998




GROSS DEBT SERVICE
66.      Gross Debt Service - Mortgage (MHFA)                                                    $          348,186
67.      Gross Debt Service - Arrearage & Flexible Subsidy No                                                     0
68.      Gross Debt Service - Energy Loans                                                                        0
69.      Gross Debt Service - Secondary Financing                                                            84,652
70.      Gross Debt Service - Other Notes Payable                                                                 0
71.      Total Gross Debt Service                                                                           432,838
73.      Funds Flow Prior to Non-Operating Items                                                            (62,612)
75.      Non-Operating Items [Gain or (Loss)]                                                                     0

CALCULATIONS OF NET AVAILABLE FOR EQUITY
76.      Net Available for Equity - Current Operating Cycle B                                               (62,612)
77.      Add:  Interest Expense Recorded but not Paid on D/S
           (i.e. SHARP and Arrearage Notes, Flex. Sub. Notes                                                 84,652
78.      Subtract:  Interest Income Earned on R/R and Special                                                (8,812)
80.      Net Available for Equity - Distribution Basis                                                       13,228
81.A   Add/Subtract: Excess (Deficient) Contributions to R/R                                                      0
81.B   Add/Subtract: Excess (Deficient) Contributions to Spec                                                     0
82.      Subtract:  Tax Abatements Applicable to Prior Report                                                     0
83.      Non-Operating Intems [Loss or (Gain)]                                                                    0
84.A   Management Fee - Incentive                                                                                 0
84.B   Other Timing Differences                                                                                   0
85.      Net Available Equity - Normalized Basis                                                             13,228





FORM F.C.-1
                                                       -15-

AUDUBON GROUP LIMITED PARTNERSHIP RECONCILIATION TO FORM F.C.-1 For the Year Ended December 31, 1998



150.     Net Income or (Loss) for the Development                                                              (414,221)
155.     Add:  Depreciation & Amortization                                      149,679
156.            :  Residual Receipts Remitted                                         0
160.            :  SHARP Subsidy                                                      0
161.            :  RDAL/Other Subsidy                                           193,373
162.            :  Developer's Contribution                                           0
164.            :  Replacement Reserve Reimbursements                            23,597
165.            :  Special Escrow Account Reimbursements                         85,604
166.                                        Subtotal                                                            452,253

168.    Less:  Excess Section 13A Rental Income Escrowed                              0
169.            :  Residual Receipts Reimbursed                                       0
170.            :  Debt Service (Principal)                                      38,496
175.            :  Replacement Reserve Deposits                                  12,719
176.            :  Special Escrow Deposits                                       32,654
180.            :  Capital Expenditures (Exclusive of
                      Flexible Subsidies and Mortgage)                           16,775
186.                                        Subtotal                                                             100,644

190.     Other Reporting Differences                                                                                   0

195.     Net Available for Equity - Current Operating Cycle B
                                        (See Line #76 of Form F.C.-1)                                           (62,612)













FORM F.C.-2b

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                  SUPPLEMENTAL SCHEDULE OF LONG-TERM LIABILITIES
                                       For the Year Ended December 31, 1998


                         Number   Balance      Number Interest      Number         Balance

Energy Loans               401$         0         426     $  0         451      $       0
Arrearage Notes            402          0         427        0         452              0
Flexible Subsidy
   Notes                   403          0         428        0         453              0
SHARP Notes                404          0         429        0         454              0
Secondary Financing
   Notes                   405    275,000         430  122,531         455        397,531
Residual Proceeds
   Notes                   406          0         431        0         456              0
Bank Loans (Notes)         407          0         432        0         457              0
Capitalized Lease
   Obligation Notes        408          0         433        0         458              0
HODAG                      409          0         434        0         459              0
UDAG                       410          0         435        0         460              0
RDAL                       411  1,500,412         436  304,308         461      1,804,720
Other                      412          0         437        0         462              0
             Subtotal      415  1,775,412         440  426,839         465      2,202,251
Due to GP & Affiliates     420     24,800         445        0         470         24,800
Development Fees
   Payable                 421          0         446        0         471              0
All Other Long-Term
   Liabilities             422          0         447        0         472              0
         Total             425  1,800,212         450  426,839         475      2,227,051

























FORM F.C.-3D
                                                       -17-

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                  STATEMENT OF FUNDS AVAILABLE FOR DISTRIBUTION
                                       For the Year Ended December 31, 1998



(1)      Calcualtion of Funds Available for Distribution


Sources of Available Funds:

500      Cash and Cash Equivalents                                              $         2,593
505      Short-term Investments                                                               0
507      Accounts Receivable & Residual Receipts Receivable                              15,563
508      Prepaid Expenses                                                                 9,997
509      Unreimbursed R/R and Special Escrow Withdrawals                                      0
510             Total Sources                                                                               28,153

Uses of Available Funds:
515      Accrued interest expenses                                                       25,665
520      Delinquent Mortgage Payments & Interest                                              0
525      Delinquent Deposits to R/R                                                           0
528      Delinquent Deposits to Insurance  R/E. Tax Escrows                                   0
530      Delinquent Deposits Special  & Other Escrows                                         0
535      Accounts Payable & Residual Receipts Payable                                   105,860
540      Accrued Expenses (not escrowed)                                                 22,539
545       Notes & Advances - Operating Exepenses
                (due within 30 days)                                                          0
550      Unfunded Security Deposits                                                           0
555      Prepaid Rent                                                                       354
560       Due to General Partners & Affiliates
                 (exclusive of developmemt fee)                                               0
565             Total Uses                                                                                 154,418

570      Funds Available for Distribution                                                                 (126,265)
572      Maximum Allowable Distribution if Funds Available                                                       0















FORM F.C. -5

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                  STATEMENT OF FUNDS AVAILABLE FOR DISTRIBUTION
                                       For the Year Ended December 31, 1998

(ii)    Calcualtion of Funds Available for Distribution


575    Maximum permissible distribution for current year                                   13,228
580     Excess net available for distribution from current
           Year applied to 3 proceeding years                                                   0
582     Excess net available for distribution from 3
            proceeding years applied to current year                                            0
585     Distributions earned for Prior years but not paid
           as of beginning of the year                                     303,000
586    Less:  Distribution paid during current year                              0
587    Balance at Year's end                                                              303,000
590     Maximum possible distriubution if Funds available                                                316,228

(III)     Statistics:

595      Accumulated Partnership distributions                                                                 0
600      Stated Equity                                                                                 2,525,023





























Form F.C.-5
                                                       -19-

[Letterhead]

                         INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH THE
                                  REGULATORY AND MANAGEMENT AGREEMENTS


To the Partners of
Audubon Group Limited
 Partnership


         We have audited, in accordance with generally accepted auditing standards, the balance sheet of Audubon Group Limited Partnership (a Massachusetts limited partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficiency) and cash flows for the year then ended, and have issued our report thereon dated February 12, 1999.

         In connection with the audit, nothing came to our attention that caused us to believe that the Partnership failed to comply with the terms, covenants, provisions or conditions of Section 6, 7, 8a, 8b, 8c, 9, 11a through 11j and 16 of the Regulatory Agreement, dated December 19, 1990, between the Massachusetts Housing Finance Agency and Audubon Group Limited Partnership, and Sections 5i, 6, 16, 10d, 10e, 10f, and 21 of the Management Agreement, dated November 13, 1997, between Audubon Group Limited Partnership and Peabody Properties, Inc. insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

         This report is intended solely for the information and use of the general partner and management company of Audubon Group Limited Partnership, and the Massachusetts Housing Finance Agency and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ziner, Kennedy & Lehan

February 12, 1999

                                         AUDUBON GROUP LIMITED PARTNERSHIP
                                       (a Massachusetts limited partnership)
                                                 December 31, 1998





                               MORTGAGOR'S AND GENERAL PARTNER'S CERTIFICATE


         I hereby certify that I have examined the accompanying financial statements and supplementary information of Audubon Group Limited Partnership (Project No. 89-008-R) and, to the best of my knowledge and belief, the same is complete and accurate.

         I hereby certify that for fiscal year ended December 31, 1998, there has been no change in the general partner of Audubon Group Limited Partnership.









General Partner                                                        Date








Partnership Federal
Identification Number   04-3070968

                                  AUDUBON GROUP LIMITED PARTNERSHIP
                               (a Massachusetts limited partnership)

                                        FINANCIAL STATEMENTS


                               For the Year Ended December 31, 1997

TABLE OF CONTENTS



Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS

  Balance Sheet
   (MHFA Forms F.C. -3A & -3B)                                               2

  Statement of Changes in Partners' Equity (Deficiency)
   (MHFA Form F.C.-3C)                                                       4

  Statement of Operations
   (MHFA Form F.C. -2A)                                                      5

  Statement of Cash Flows
   (MHFA Forms F.C. -4A, -4B, & -4C)                                         6

  Notes to Financial Statements                                              9

[Letterhead]







                            INDEPENDENT AUDITORS' REPORT


To the Partners of
Audubon Group Limited Partnership


         We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Audubon Group Limited Partnership (a Massachusetts limited partnership) (Project No. 89-008-R) as of December 31, 1997, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C), operations (MHFA Form F.C.-2A), and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audubon Group Limited Partnership as of December 31, 1997, and the results of its operations, its changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note E to the financial statements, the Partnership's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ziner & Company, P.C.


February 10, 1998

                     AUDUBON GROUP LIMITED PARTNERSHIP
                               BALANCE SHEET
                             December 31, 1997
                                  ASSETS

Current Assets:
                 Cash and Cash Equivalents:
201.          Partnership                                             0
                                                          -------------
202.          Development                                           394
                                                          -------------
203.                              Subtotal                                           394
                                                                           -------------

                 Cash Reserved or Escrowed:
205.          Tenant Security Deposits                            8,534
                                                          -------------
206.          Insurance & R.E. Tax Escrow                         7,924
                                                          -------------
209.          Special & Other Escrow *                          217,888
                                                          -------------
210.                              Subtotal                                       234,346
                                                                           -------------

                 Accounts Receivable:
215.          Tenant                                              5,192
                                                          -------------
216.          HUD                                                 4,187
                                                          -------------
218.          Other                                                  19
                                                          -------------
220.                              Subtotal                                         9,398
                                                                           -------------
222.          Residual Receipts Receivable                                             0
                                                                           -------------
223.          Short-Term Investments                                                   0
                                                                           -------------
225.          Due from General Partners & Affiliates                                   0
                                                                           -------------
227.          Prepaid Expenses                                                    11,355
                                                                           -------------
228.          All Other Current Assets                                                 0
                                                                           -------------
230.                              Total Current Assets                           255,493
                                                                           -------------
Property & Equipment
--------------------
231.          Land                                                    0
                                                          -------------
232.          Building & Equipment                            5,683,729
                                                          -------------
234.                              Subtotal                                     5,683,729
                                                                           -------------
235.          Accumulated Depreciation                                         1,157,121
                                                                           -------------
236.                              Net                                          4,526,608
                                                                           -------------
Other Assets:
240.          Capital Contributions Receivable                                         0
                                                                           -------------
241.          Reserve for Replacement Escrow *                                    19,137
                                                                           -------------
242.          Excess Rental Income Escrow Account                                      0
                                                                           -------------
243.          Long-Term Investments                                                    0
                                                                           -------------
243.A               Market Value                                      0
                                                          -------------
244.          Gross Organizational and Financing Costs          179,790
                                                          -------------
244.A        Accumulated Amortization                            41,951
                                                          -------------
245.                              Net                                            137,839
                                                                           -------------
246.          Deferred Syndication Costs                                               0
                                                                           -------------
248.          Deposits & Other                                                         0
                                                                           -------------
250.                              Total Assets                                 4,939,077
                                                                           -------------
250.A         *Unreimbursed R/R & Special Escrow
                    Withdrawals Included in Above                     0


FORM F.C. -3A
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

AUDUBON GROUP LIMITED PARTNERSHIP
BALANCE SHEET
December 31, 1997


LIABILITIES & PARTNERS' EQUITY (DEFICIENCY)

Current Liabilities:
251.          Current Portion of Mortgage Payable                                       38,496
252.          Notes & Advances - due within 1 year                                           0
                 Accounts Payable:
255.          Trade - due within 30 days                                114,124
257.          Other                                                           0
260.                 Subtotal                                                          114,124

262.          Residual Receipts Payable                                                      0
                 Accrued Expenses:
265.          Interest                                                   26,023

266.          R.E. Taxes & Insurance                                          0

267.          Other                                                      21,593

270.                 Subtotal                                                           47,616

272.          Tenant Security Deposits                                                   8,521

274.          Prepaid Rent                                                                 352

278.          All Other Current Liabilities                                                  0

280.                 Total Current Liabilities                                         209,109


Long-Term Liabilities:
-
281.          Mortgage Payable, net of current portion                               3,088,524


                 Notes & Advances:
282.          Energy Notes                                                    0

283.          Arrearage & Flexible Subsidy Notes                              0

284.          Other Notes & Advances                                  1,582,039

285.                 Subtotal                                                        1,582,039


286.          Accrued Interest on Long-Term Liabilities                                342,187

287.          Due to General Partners & Affiliates                                      20,500

288.          Development Fees Payable                                                       0

289.          All Other Long-Term Liabilities                                                0


290.                 Total Long-Term Liabilities                                     5,033,250

291.                 Total Liabilities                                               5,242,359


Partners' Equity (Deficiency):


292.                 Total Partners' Equity                                          (303,282)
(Deficiency)


294.                 Total Liabilities & Partners'                                   4,939,077
Equity (Deficiency)



FORM F.C.-3B
The accompanying notes are an integral part of the financial statements.

                              AUDUBON GROUP LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                             FOR THE YEAR ENDED December 31, 1997



295.       Balance, Beginning of Year                          $          83,723
                                                               -----------------
295.A      Add/(Substract) Prior Period Adjustments                            0
                                                               -----------------
296        Add:  Capital Contributions                                         0
                                                               -----------------
297.       Add:  Income or (Loss)                                      (387,005)
                                                               -----------------
298.       Deduct:  Distributions - Regulatory                                 0
                                                               -----------------
299.       Deduct  Distriubtions - Refinancing & Other                         0
                                                               -----------------
300.       Balance, End of Year                               $        (303,282)
                                                               -----------------




































FORM F.C. - 3c
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

AUDUBON GROUP LIMITED PARTNERSHIP STATEMENT OF OPERATIONS For the Year Ended December 31, 1997


                         DEVELOPMENT

REVENUES:

100.     Gross Potential Rental Income                                  366,352

103.     Less Vacancies, Bad Debts & Section 236 Excess Renta           (26,167)

105.     Effective Rental Income                                        340,185

106.     Interest Subsidy                                                     0

107.     Other Income - Total                                            20,055

108.     Residual Receipts (Remitted) or Reimbursed                           0


110.          Total Income                                              360,240


OPERATING EXPENSES:
-
111.     Administration                                                  41,447

112.     Maint., Res. Svcs. & Security                                   46,938

113.     Utilities                                                       84,232

114.     Taxes (R.E. & Other)                                            25,877

115.     Insurance                                                       11,338

116.     Interest (Financing & Other)                                   384,728

120.          Subtotal                                                  594,560


125.     Operating Income                                              (234,320)

130.     Depreciation & Amortization                                    152,685

135.     Net Income or (Loss) for the Development before Non-          (387,005)

140.     Non-Operating Items [Gains or (Losses)]                              0

145.     Net Income or (Loss) for the Development                      (387,005)


                         PARTNERSHIP

ADD: REVENUES OF PARTNERSHIP NOT APPLICABLE TO THE DEVELOPMEN
146.A   "Cliff" Type Investments                                              0

146.B   Other Partnership Investments                                         0

146.C   Other Revenues                                                        0

146.D        Subtotal                                                         0


SUBTRACT: EXPENSES OF PARTNERSHIP NOT APPLICABLE TO THE DEVEL
147.A   Paid in Lieu of Distributions                                         0

147.B   Paid from Syndication Proceeds                                        0

147.C   Accrued but not Paid                                                  0

147.D   Management Fees - Incentive                                           0

147.E   Other Expenses

147.F        Subtotal


148.     Net Income or (Loss) for the Partnership                      (387,005)


FORM F.C.-2A
          The  accompanying   notes  are  an  integral  part  of  the  financial
statements.

                            AUDUBON GROUP LIMITED PARTNERSHIP
                                  STATEMENT OF CASH FLOWS
                          FOR THE YEAR ENDED December 31, 1997


                                     LINE           CASH              LINE           CASH          LINE          NET
                                     NUMBER         PROVIDED          NUMBER         USED          NUMBER        CASH

OPERATING ACTIVITIES

NET INCOME OR (LOSS)                  301                               341           $     387,005
                                                   -------------                      -------------

ADJUSTMENT TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

       DEPRECIATION & AMORTIZATION
                                      302                152,685
                                                   -------------
       NON-OPERATING ITEMS [(GAINS OR LOSSES)]
                                      303                      0        343                       0
                                                   -------------                      -------------

CHANGES IN OPERATING ASSETS & LIABILITIES:
       DECR/INCR IN ACCOUNTS RECEIVABLE
                                      304                  9,161        344                       0
                                                   -------------                      -------------
       DECR/INCR IN RESIDUAL RECEIPTS RECEIVABLE
                                      304A                     0        344A                      0
                                                   -------------                      -------------
       DECR/INCR IN PREPAID EXPENSES
                                      305                      0        345                   3,721
                                                   -------------                      -------------
       DECR/INCR IN ALL OTHER CURRENT ASSETS
                                      306                      0        346                       0
                                                   -------------                      -------------
       DECR/INCR IN DEPOSITS & OTHER
                                      307                      0        347                       0
                                                   -------------                      -------------
       DECR/INCR IN TENANT SECURITY DEPOSIT ESCROW
                                      308                  1,058        348                       0
                                                   -------------                      -------------
       DECR/INCR IN INSURANCE R/E/ TAX ESCROWS
                                      309                  5,383        349                       0
                                                   -------------                      -------------
       DECR/INCR IN ACCOUNTS PAYABLE
                                      310                      0        350                  15,328
                                                   -------------                      -------------
       DECR/INCR IN RESIDUAL RECEIPTS PAYABLE
                                      310A                 4,829        350A                      0
                                                   -------------                      -------------
       DECR/INCR IN ACCRUED EXPENSES
                                      311                      0        351                     851
                                                   -------------                      -------------
       DECR/INCR IN TENANT SECURITY DEPOSIT LIAB.
                                      312                    352        352                       0
                                                   -------------                      -------------
       DECR/INCR IN PREPAID RENT
                                      313                      0        353                       0
                                                   -------------                      -------------
       DECR/INCR IN ALL OTHER CURRENT LIABILITIES
                                      314                      0        354                       0
                                                   -------------                      -------------
       DECR/INCR IN ACCRUED INTEREST ON L-T LIABS.
                                      315                 74,399        355                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES
                                      320          $     247,867        360           $     406,905    381    $  (159,038)
                                                    ------------                       ------------




FORM F.C.-4A
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                       STATEMENT OF CASH FLOWS (CONTINUED)
                                       FOR THE YEAR ENDED December 31, 1997


                                    LINE           CASH              LINE             CASH           LINE        NET
                                    NUMBER         PROVIDED          NUMBER           USED           NUMBER      CASH

INVESTING ACTIVITIES

     DISPOSAL/ACQUISITION OF LAND, BUILDING & EQUIP.
                                      321          $           0        361           $           0
                                                    ------------                      -------------
     DISPOSAL/ACQUISITION OF SHORT-TERM INVESTMENTS
                                      322                      0        361                       0
                                                   -------------                      -------------
     DECR/INCR IN DUE FROM G.P.'S & AFFILIATES
                                      323                      0        363                       0
                                                   -------------                      -------------
     DECR/INCR IN RESERVE FOR REPLACEMENT
                                      324                 10,800        364                   8,944
                                                   -------------                      -------------
     DECR/INCR IN EXCESS RENT ACCOUNT
                                      325                      0        365                       0
                                                   -------------                      -------------
     DECR/INCR IN SPECIAL & OTHER ESCROWS
                                      326                      0        366                       0
                                                   -------------                      -------------
     ADDITIONAL FINANCING & ORGANIZATION COSTS                          367                       0
                                                                                          ---------
     DISPOSAL/ACQUISITION OF LONG-TERM INVESTMENTS
                                      328                      0        368                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES
                                      330                 10,800        370                  18,215    382               (7,415)
                                                   -------------                      -------------                ------------

FINANCING ACTIVITIES
       INCR/DECR IN CURRENT PORTION OF MORG PAYABLE
                                      331                  1,381        371                       0
                                                   -------------                      -------------
       INCR/DECR IN L-T PORTION OF MORT PAYABLE
                                      332                      0        372                  36,350
                                                   -------------                      -------------
       INCR/DECR IN NOTES & ADVANCES DUE WITHIN 1 YR
                                      333                      0        373                       0
                                                   -------------                      -------------
       INCR/DECR IN L-T PORTION OF NOTES & AFFILIATES
                                      334                200,630        374                       0
                                                   -------------                      -------------
       INCR/DECR IN DUE TO G.P.'S & AFFILIATES
                                      335                      0        375                       0
                                                   -------------                      -------------
       INCR/DECR IN ALL OTHER LONG-TERM LIABILITIES
                                      336                      0        376                       0
                                                   -------------                      -------------
       CAPITAL CONTRIBUTIONS
                                      337                      0
                                                   -------------
       EQUITY DISTRIBUTIONS                                             378                       0
                                                                                    ---------------
       INCR/DECR IN DEVELOPMENT FEES PAYABLE
                                      339                      0        379                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN FINANCING  ACTIVITIES
                                      340          $     202,011        380           $      36,350    383            $ 165,661
                                                    ------------                       ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                                     384                 (792)
                                                                                                                  -------------
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                                           385                1,186
                                                                                                                      ---------
CASH & CASH EQUIVALENTS AT END OF YEAR                                                                 386                  394


FORM F.C.-4B
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                            AUDUBON GROUP LIMITED PARTNERSHIP
                                          (a Massachusetts limited partnership)
                                                STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31, 1997


                                    LINE     CASH                   LINE       CASH    LINE          NET
                                    NUMBER   PROVIDED               NUMBER     USED    NUMBER        CASH

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR:

  Interest - net of RDAL loan proceeds of $200,630                   391   $  109,713
                                                                            ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 & FINANCING ACTIVITIES:

                                              Increase                       Decrease

  Increase/Decrease in
   Capital Contribs.
   Receivable                       394     $                        395      $
                                             ------------------

  Increase/Decrease in
   Deferred Syndication
   Costs                            396     $                        397      $
                                             ------------------


Other (Describe)

  The accompanying Statement of Cash Flows has been prepared in the format prescribed by the Massachusetts Housing Finance Agency (MHFA). Generally accepted accounting principles (GAAP) require that non-cash investing and financing activities be disclosed separately. The following schedule reconciles the prescribed format to a presentation in accordance with generally accepted accounting principles.

                                                     Net Cash Provided                  Net Cash Provided
                                                    (Used) in Operating                (Used) in Financing
                                                            Activities                        Activities

As reported above                                           $ (159,038)                     $     165,661
Proceeds of RDAL paid directly to
 MHFA on behalf of Partnership                                 200,630                           (200,630)
                                                           -----------                      --------------
As revised to comply with GAAP                            $     41,592                      $     (34,969)
                                                          ============                      ==============

DISCLOSURE OF ACCOUNTING POLICY:

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash or cash equivalents.

Form F.C.-4C

                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                   AUDUBON GROUP LIMITED PARTNERSHIP
                                 (a Massachusetts limited partnership)
                                      NOTES TO FINANCIAL STATEMENTS
                                           December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization
         Audubon Group Limited Partnership  (Partnership) was formed on November
22,  1988  to  acquire,   develop  and  operate  37  rental   units  in  Boston,
Massachusetts.

  Method of Accounting
         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Financial statements are prepared in a format which conforms to the regulatory requirements of the Massachusetts Housing Finance Agency (MHFA).

  Income Taxes
         No provision has been made for federal or state income taxes since each partner includes his pro-rata share of net income or loss and tax credits in his tax return.

  Low-Income Housing Tax Credit
         The project is eligible for low-income housing tax credits over a 10 year period which are calculated at approximately 9% of certain costs incurred in connection with the building rehabilitation. The project has received an annual allocation of up to $504,000 from the Executive Office of Communities and Development (EOCD).

         Provisions of the enabling legislation regarding the credit restrict occupancy to qualified low income tenants for a 15 year period. Provisions of the legislation could result in a recapture of a portion of the credits by the partners if these provisions are not met.

  Depreciation and Amortization
         Building and related improvements are being depreciated over 40 years which approximates their useful life. Site improvements are depreciated on an accelerated basis over 15 years. Equipment is being depreciated over 7 years. Finance fees of $179,790 are being amortized over 32 years.

         At December 31, 1997 property and equipment (at cost) consist of the following:

                  Buildings                                          $ 5,515,558
                  Site improvements                                       90,000
                  Equipment                                               78,171
                                                                  --------------
                                                                     $ 5,683,729

  Estimates
         The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 AUDUBON GROUP LIMITED PARTNERSHIP
                                (Massachusetts limited partnership)
                                   NOTES TO FINANCIAL STATEMENTS
                                         December 31, 1997

NOTE B - FINANCING

         Permanent financing is being provided by MHFA in the form of a 30 year mortgage which is secured by the property and bears interest at 9.65% per annum. Installments of $29,043 for principal and interest are due monthly until January 2021. Monthly remittances of $848 are due to fund the reserve for replacements and $2,991 for the property tax and insurance escrow.

         Annual maturities of debt for this mortgage for the ensuing five years are as follows:

                                            1998                         $38,496
                                            1999                          42,380
                                            2000                          46,657
                                            2001                          51,362
                                            2002                          56,544

         As required by MHFA, an operating deficit escrow was funded at the permanent loan closing. These funds will remain in the escrow account for approximately four years. During this period, the project can use these funds for operating deficits. Additionally, withdrawals can be made with MHFA approval upon the project achieving certain financial goals as described in the development fund agreement. The balance in the escrow account at December 31, 1997 was $217,888 and is reported on the balance sheet on line 209. It is anticipated that the remaining funds will be needed by the operations of the development.

         The Partnership has entered into a contract with the MHFA through its Rental Housing Development Action Loan Program (RDAL) whereby MHFA will advance funds to the project. The funds (the RDAL loan) are expected to total approximately $3,550,000, subject to, and conditioned upon, annual appropriations of the Commonwealth of Massachusetts, payable in installments through 2010 and bearing interest at 5% per annum. In the event of a sale or refinancing of the project, the entire balance of the RDAL loan plus accrued interest shall become due. Otherwise, principal and accrued interest thereon will mature in 2010. During 1997, proceeds from this program totaled $200,630 and $60,649 of interest was accrued and added capital. At December 31, 1997, advances totaled $1,307,039 with accrued interest of $233,406.

         The Boston Redevelopment Authority has provided additional secondary financing totaling $275,000, secured by the property, which bears simple interest at the rate of 5% per annum. Interest is payable from cash flow as defined in the agreement. All unpaid principal and interest is due on or before 2010. Interest of $13,750 accrued during 1997. At December 31, 1997, accrued interest to date totaled $108,781.

         Under the terms of the regulatory agreement with MHFA, distributions are limited to $50,500 per annum subject to the availability of surplus cash at year end, as defined in the regulatory agreement.

NOTE C - CAPITAL CONTRIBUTIONS

         The general partner has contributed $10 in exchange for a 1% interest in the profits, losses and distributions. The remaining 99% is allocated to the special limited and limited partners who contributed $2,640,439. The special limited partner is entitled to receive a one time distribution of $10,000 which will be funded by sale or refinancing proceeds.

                           AUDUBON GROUP LIMITED PARTNERSHIP
                         (a Massachusetts limited partnership)
                             NOTES TO FINANCIAL STATEMENTS
                                   December 31, 1997


NOTE D - RENTAL REVENUES

         Tenant rents are being subsidized under the Massachusetts Rental Voucher program which also restricts assistance to those tenants who qualify, including maximum income limitations.

NOTE E - GOING CONCERN

         The project has suffered significant operating losses in recent years.

         The general partner has begun negotiations with the limited partners for additional capital contributions. Additionally, negotiations have commenced with the MHFA for a modification to the existing financing agreement. Management continues to streamline expenses while focusing on maintaining occupancy at high levels. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                AUDUBON GROUP LIMITED PARTNERSHIP
                             (a Massachusetts limited partnership)

                                     FINANCIAL STATEMENTS

                                             AND

                                  SUPPLEMENTARY INFORMATION

                                   PROJECT NO. 89-008-R

                             For the Year Ended December 31, 1996

TABLE OF CONTENTS



Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS

  Balance Sheet
   (MHFA Forms F.C. -3A & -3B)                                               2

  Statement of Changes in Partners' Equity (Deficiency)
   (MHFA Form F.C.-3C)                                                       4

  Statement of Operations
   (MHFA Form F.C. -2A)                                                      5

  Statement of Cash Flows
   (MHFA Forms F.C. -4A, -4B, & -4C)                                         6

  Notes to Financial Statements                                              9

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION                   12

MHFA SUPPLEMENTARY INFORMATION                                              13

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH THE
 REGULATORY AND MANAGEMENT AGREEMENTS                                       20

MORTGAGOR'S AND GENERAL PARTNER'S CERTIFICATE                               21

                                 AUDUBON GROUP LIMITED PARTNERHSIP
                               (a Massachusetts limited partnership)

                                      FINANCIAL STATEMENTS

                              For the Year Ended December 31, 1996

                              INDEPENDENT AUDITORS' REPORT


To the Partners of
Audubon Group Limited Partnership


         We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Audubon Group Limited Partnership (a Massachusetts limited partnership) (Project No. 89-008-R) as of December 31, 1996, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C), operations (MHFA Form F.C.-2A), and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audubon Group Limited Partnership as of December 31, 1996, and the results of its operations, its changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note F to the financial statements, the Partnership's significant operating raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Ziner & Company
February 22, 1997

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                                  BALANCE SHEET
                                                December 31, 1996
                                                      ASSETS

Current Assets:
                 Cash and Cash Equivalents:
201.          Partnership                                               0
                                                           --------------
202.          Development                                           1,186
                                                           --------------
203.                              Subtotal                                           1,186
                                                                           ---------------

                 Cash Reserved or Escrowed:
205.          Tenant Security Deposits                              9,592
                                                           --------------
206.          Insurance & R.E. Tax Escrow                          13,307
                                                           --------------
209.          Special & Other Escrow *                            208,617
                                                           --------------
210.                              Subtotal                                         231,516
                                                                           ---------------

                 Accounts Receivable:
215.          Tenant                                               18,560
                                                           --------------
216.          HUD                                                       0
                                                           --------------
218.          Other                                                     0
                                                           --------------
220.                              Subtotal                                          18,560
                                                                           ---------------
222.          Residual Receipts Receivable                                               0
                                                                           ---------------
223.          Short-Term Investments                                                     0
                                                                           ---------------
225.          Due from General Partners & Affiliates                                     0
                                                                           ---------------
227.          Prepaid Expenses                                                       7,634
                                                                           ---------------
228.          All Other Current Assets                                                   0
                                                                           ---------------
230.                              Total Current Assets                             258,896
                                                                           ---------------
Property & Equipment
--------------------
231.          Land                                                      0
                                                           --------------
232.          Building & Equipment                              5,683,729
                                                           --------------
234.                              Subtotal                                       5,683,729
                                                                           ---------------
235.          Accumulated Depreciation                                           1,010,429
                                                                           ---------------
236.                              Net                                            4,673,300
                                                                           ---------------
Other Assets:
240.          Capital Contributions Receivable                                           0
                                                                           ---------------
241.          Reserve for Replacement Escrow *                                      20,994
                                                                           ---------------
242.          Excess Rental Income Escrow Account                                        0
                                                                           ---------------
243.          Long-Term Investments                                                      0
                                                                           ---------------
243.A               Market Value                                        0
                                                           --------------
244.          Net Organizational and Financing Costs                               143,832
                                                                           ---------------
245           Accumulated Amortization                             35,958
                                                           --------------
246.          Deferred Syndication Costs                                                 0
                                                                           ---------------
248.          Deposits & Other                                                           0
                                                                           ---------------
250.                              Total Assets                                   5,097,022
                                                                           ---------------
250.A         *Unreimbursed R/R & Special Escrow
                    Withdrawals Included in Above                       0


FORM F.C. -3A
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

AUDUBON GROUP LIMITED PARTNERSHIP
BALANCE SHEET
December 31, 1996

LIABILITIES & PARTNERS' EQUITY (DEFICIENCY)

Current Liabilities:
251.          Current Portion of Mortgage Payable                                       37,115
252.          Notes & Advances - due within 1 year                                           0
                 Accounts Payable:
255.          Trade - due within 30 days                                129,452
257.          Other                                                           0
260.                 Subtotal                                                          129,452

262.          Residual Receipts Payable                                                      0
                 Accrued Expenses:
265.          Interest                                                   29,257

266.          R.E. Taxes & Insurance                                          0

267.          Other                                                      13,532

270.                 Subtotal                                                           42,789

272.          Tenant Security Deposits                                                   9,372

274.          Prepaid Rent                                                                   0

278.          All Other Current Liabilities                                                  0

280.                 Total Current Liabilities                                         218,728


Long-Term Liabilities:
-
281.          Mortgage Payable, net of current portion                               3,124,874


                 Notes & Advances:
282.          Energy Notes                                                    0

283.          Arrearage & Flexible Subsidy Notes                              0

284.          Other Notes & Advances                                  1,381,409

285.                 Subtotal                                                        1,381,409


286.          Accrued Interest on Long-Term Liabilities                                267,788

287.          Due to General Partners & Affiliates                                      20,500

288.          Development Fees Payable                                                       0

289.          All Other Long-Term Liabilities                                                0


290.                 Total Long-Term Liabilities                                     4,794,571

291.                 Total Liabilities                                               5,013,299


Partners' Equity (Deficiency):
-

292.                 Total Partners' Equity                                             83,723
(Deficiency)


294.                 Total Liabilities & Partners'                                   5,097,022
Equity (De



FORM F.C.-3B
The accompanying notes are an integral part of the financial statements.

                               AUDUBON GROUP LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                             FOR THE YEAR ENDED December 31, 1996


295.       Balance, Beginning of Year                          $        486,730
                                                               ----------------
295.A      Add/(Substract) Prior Period Adjustments                           0
                                                               ----------------
296        Add:  Capital Contributions                                        0
                                                               ----------------
297.       Add:  Income or (Loss)                                      (403,007)
                                                               ----------------
298.       Deduct:  Distributions - Regulatory                                0
                                                               ----------------
299.       Deduct  Distriubtions - Refinancing & Other                        0
                                                               ----------------
300.       Balance, End of Year                                $         83,723
                                                               ----------------




































FORM F.C. - 3c
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

AUDUBON GROUP LIMITED PARTNERSHIP STATEMENT OF OPERATIONS For the Year Ended December 31, 1996


                         DEVELOPMENT

REVENUES:

100.     Gross Potential Rental  Income                                                                      374,003

103.     Less Vacancies, Bad Debts & Section 236 Excess Renta                                              (10,747)

105.     Effective Rental Income                                                                            363,256

106.     Interest Subsidy                                                                                         0

107.     Other Income - Total                                                                                18,317

108.     Residual Receipts (Remitted) or Reimbursed                                                               0


110.          Total Income                                                                                  381,573


OPERATING EXPENSES:
-
111.     Administration                                                               42,793

112.     Maint., Res. Svcs. & Security                                                81,874

113.     Utilities                                                                    94,516

114.     Taxes (R.E. & Other)                                                         26,060

115.     Insurance                                                                    17,889

116.     Interest (Financing & Other)                                                365,275

120.          Subtotal                                                                                      628,407


125.     Operating Income                                                                                 (264,834)

130.     Depreciation & Amortization                                                                        156,173

135.     Net Income or (Loss) for the Development before Non-                                             (403,007)

140.     Non-Operating Items [Gains or (Losses)]                                                                  0

145.     Net Income or (Loss) for the Development                                                         (403,007)


                         PARTNERSHIP

ADD: REVENUES OF PARTNERSHIP NOT APPLICABLE TO THE DEVELOPMEN
146.A   "Cliff" Type Investments                                                           0

146.B   Other Partnership Investments                                                      0

146.C   Other Revenues                                                                     0

146.D        Subtotal                                                                                             0


SUBTRACT: EXPENSES OF PARTNERSHIP NOT APPLICABLE TO THE DEVEL
147.A   Paid in Lieu of Distributions                                                      0

147.B   Paid from Syndication Proceeds                                                     0

147.C   Accrued but not Paid                                                               0

147.D   Management Fees - Incentive                                                        0

147.E   Other Expenses                                                                     0

147.F        Subtotal                                                                                             0


148.     Net Income or (Loss) for the Partnership                                                         (403,007)


FORM F.C.-2A
          The  accompanying   notes  are  an  integral  part  of  the  financial
statements.

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                             STATEMENT OF CASH FLOWS
                                       FOR THE YEAR ENDED December 31, 1996


                                    LINE           CASH               LINE            CASH            LINE          NET
                                    NUMBER         PROVIDED           NUMBER          USED            NUMBER        CASH

OPERATING ACTIVITIES

NET INCOME OR (LOSS)                  301                               341           $     403,007
                                                   -------------                      -------------

ADJUSTMENT TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

       DEPRECIATION & AMORTIZATION
                                      302                156,173
                                                   -------------
       NON-OPERATING ITEMS [(GAINS OR LOSSES)]
                                      303                      0        343                       0
                                                   -------------                      -------------

CHANGES IN OPERATING ASSETS & LIABILITIES:
       DECR/INCR IN ACCOUNTS RECEIVABLE
                                      304                      0        344                   1,339
                                                   -------------                      -------------
       DECR/INCR IN RESIDUAL RECEIPTS RECEIVABLE
                                      304A                     0        344A                      0
                                                   -------------                      -------------
       DECR/INCR IN PREPAID EXPENSES
                                      305                  5,840        345                       0
                                                   -------------                      -------------
       DECR/INCR IN ALL OTHER CURRENT ASSETS
                                      306                      0        346                       0
                                                   -------------                      -------------
       DECR/INCR IN DEPOSITS & OTHER
                                      307                      0        347                       0
                                                   -------------                      -------------
       DECR/INCR IN TENANT SECURITY DEPOSIT ESCROW
                                      308                      0        348                   1,072
                                                   -------------                      -------------
       DECR/INCR IN INSURANCE R/E/ TAX ESCROWS
                                      309                  1,468        349                       0
                                                   -------------                      -------------
       DECR/INCR IN ACCOUNTS PAYABLE
                                      310                 58,772        350                       0
                                                   -------------                      -------------
       DECR/INCR IN RESIDUAL RECEIPTS PAYABLE
                                      310A                     0        350A                      0
                                                   -------------                      -------------
       DECR/INCR IN ACCRUED EXPENSES
                                      311                               351                  27,897
                                                   -------------                      -------------
       DECR/INCR IN TENANT SECURITY DEPOSIT LIAB.
                                      312                  1,006        352                       0
                                                   -------------                      -------------
       DECR/INCR IN PREPAID RENT
                                      313                      0        353                       0
                                                   -------------                      -------------
       DECR/INCR IN ALL OTHER CURRENT LIABILITIES
                                      314                      0        354                       0
                                                   -------------                      -------------
       DECR/INCR IN ACCRUED INTEREST ON L-T LIABS.
                                      315                 64,752        355                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES
                                      320          $     288,011        360           $     433,315    381       $(145,304)
                                                    ------------                       ------------



FORM F.C.-4A
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                       STATEMENT OF CASH FLOWS (CONTINUED)
                                       FOR THE YEAR ENDED December 31, 1998



                                    LINE           CASH              LINE             CASH          LINE          NET
                                    NUMBER         PROVIDED          NUMBER           USED          NUMBER        CASH

INVESTING ACTIVITIES

     DISPOSAL/ACQUISITION OF LAND, BUILDING & EQUIP.
                                      321          $           0        361           $           0
                                                    ------------                      -------------
     DISPOSAL/ACQUISITION OF SHORT-TERM INVESTMENTS
                                      322                      0        361                       0
                                                   -------------                      -------------
     DECR/INCR IN DUE FROM G.P.'S & AFFILIATES
                                      323                      0        363                       0
                                                   -------------                      -------------
     DECR/INCR IN RESERVE FOR REPLACEMENT
                                      324                  7,000        364                   9,252
                                                   -------------                      -------------
     DECR/INCR IN EXCESS RENT ACCOUNT
                                      325                      0        365                       0
                                                   -------------                      -------------
     DECR/INCR IN SPECIAL & OTHER ESCROWS
                                      326                      0        366                   9,540
                                                   -------------                      -------------
     ADDITIONAL FINANCING & ORGANIZATION COSTS                          367                       0
                                                                                       ------------
     DISPOSAL/ACQUISITION OF LONG-TERM INVESTMENTS
                                      328                      0        368                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES
                                      330                  7,000        370                  18,792    382              (11,792)
                                                   -------------                      -------------                -------------

FINANCING ACTIVITIES
       INCR/DECR IN CURRENT PORTION OF MORG PAYABLE
                                      331                  3,272        371                       0
                                                   -------------                      -------------
       INCR/DECR IN L-T PORTION OF MORT PAYABLE
                                      332                      0        372                  27,665
                                                   -------------                      -------------
       INCR/DECR IN NOTES & ADVANCES DUE WITHIN 1 YR
                                      333                      0        373                       0
                                                   -------------                      -------------
       INCR/DECR IN L-T PORTION OF NOTES & AFFILIATES
                                      334                172,720        374                       0
                                                   -------------                      -------------
       INCR/DECR IN DUE TO G.P.'S & AFFILIATES
                                      335                  9,000        375                       0
                                                   -------------                      -------------
       INCR/DECR IN ALL OTHER LONG-TERM LIABILITIES
                                      336                      0        376                       0
                                                   -------------                      -------------
       CAPITAL CONTRIBUTIONS
                                      337                      0
                                                   -------------
       EQUITY DISTRIBUTIONS                                             378                       0
                                                                                    ---------------
       INCR/DECR IN DEVELOPMENT FEES PAYABLE
                                      339                      0        379                       0
                                                   -------------                      -------------
NET CASH PROVIDED (USED) IN FINANCING  ACTIVITIES
                                      340          $     184,992        380           $      27,665    383            $157,327
                                                    ------------                       ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                                     384                 231
                                                                                                                 -------------
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                                           385                 955
                                                                                                                 -------------
CASH & CASH EQUIVALENTS AT END OF YEAR                                                                 386               1,186


FORM F.C.-4B
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                           AUDUBON GROUP LIMITED PARTNERSHIP
                                          (a Massachusetts limited partnership)
                                                STATEMENT OF CASH FLOWS
                                         For the Year Ended December 31, 1996

                                    LINE        CASH                 LINE       CASH                  LINE          NET
                                    NUMBER      PROVIDED             NUMBER     USED                 NUMBER        CASH



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR:

  Interest - net of RDAL loan proceeds of $170,720                                                      391
$  151,608

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 & FINANCING ACTIVITIES:

                                              Increase                          Decrease

  Increase/Decrease in
   Capital Contribs.
   Receivable                       394     $                        395        $
                                             ------------------

  Increase/Decrease in
   Deferred Syndication
   Costs                            396     $                        397        $
                                             ------------------


Other (Describe)

  The accompanying Statement of Cash Flows has been prepared in the format prescribed by the Massachusetts Housing Finance Agency (MHFA). Generally accepted accounting principles (GAAP) require that non-cash investing and financing activities be disclosed separately. The following schedule reconciles the prescribed format to a presentation in accordance with generally accepted accounting principles.

                                                     Net Cash Provided                  Net Cash Provided
                                                    (Used) in Operating                (Used) in Financing
                                                            Activities                        Activities


As reported above                                           $ (145,304)                     $     157,327
Proceeds of RDAL paid directly to
 MHFA on behalf of Partnership                                 172,720                           (172,720)
                                                           -----------                      --------------
As revised to comply with GAAP                           $      27,416                      $     (15,393)
                                                         =============                      ==============

DISCLOSURE OF ACCOUNTING POLICY:

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash or cash equivalents.

Form F.C.-4C

                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                      (a Massachusetts limited partnership)
                                        NOTES TO FINANCIAL STATEMENTS
                                               December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization
         Audubon Group Limited Partnership  (Partnership) was formed on November
22,  1988  to  acquire,   develop  and  operate  37  rental   units  in  Boston,
Massachusetts.

  Method of Accounting
         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Financial statements are prepared in a format which conforms to the regulatory requirements of the Massachusetts Housing Finance Agency (MHFA).

  Income Taxes
         No provision has been made for federal or state income taxes since each partner includes his pro-rata share of net income or loss and tax credits in his tax return.

  Low-Income Housing Tax Credit
         The project is eligible for low-income housing tax credits over a 10 year period which are calculated at approximately 9% of certain costs incurred in connection with the building rehabilitation. The project has received an annual allocation of up to $504,000 from the Executive Office of Communities and Development (EOCD).

         Provisions of the enabling legislation regarding the credit restrict occupancy to qualified low income tenants for a 15 year period. Provisions of the legislation could result in a recapture of a portion of the credits by the partners if these provisions are not met.

  Depreciation and Amortization
         Building and related improvements are being depreciated over 40 years which approximates their useful life. Site improvements are depreciated on an accelerated basis over 15 years. Equipment is being depreciated over 7 years. Finance fees of $179,790 are being amortized over 32 years.

         At December 31, 1996 property and equipment (at cost) consist of the following:

                  Buildings                                         $ 5,515,558
                  Site improvements                                      90,000
                  Equipment                                              78,171
                                                                 --------------
                                                                    $ 5,683,729

  Estimates
         The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - FINANCING

         Permanent financing is being provided by MHFA in the form of a 30 year mortgage which is secured by the property and bears interest at 9.65% per annum. Installments of $29,043 for principal and interest are due monthly until 2020. Monthly remittances of $848 are due to fund the reserve for replacements.

                                         AUDUBON GROUP LIMITED PARTNERSHIP
                                       (a Massachusetts limited partnership)
                                         NOTES TO FINANCIAL STATEMENTS
                                               December 31, 1996

NOTE B - FINANCING (continued)

         Annual maturities of debt for this mortgage for the ensuing five years are as follows:

                                            1997                         $37,115
                                            1998                          40,696
                                            1999                          44,623
                                            2000                          48,929
                                            2001                          53,651

         As required by MHFA, an operating deficit escrow was funded at the permanent loan closing. These funds will remain in the escrow account for approximately four years. During this period, the project can use these funds for operating deficits. Additionally, withdrawals can be made with MHFA approval upon the project achieving certain financial goals as described in the development fund agreement. The balance in the escrow account at December 31, 1996 was $208,617 and is reported on the balance sheet on line 209. It is anticipated that the remaining funds will be needed by the operations of the development.

         The Partnership has entered into a contract with the MHFA through its Rental Housing Development Action Loan Program (RDAL) whereby MHFA will advance funds to the project. The funds (the RDAL loan) are expected to total approximately $3,550,000, subject to, and conditioned upon, annual appropriations of the Commonwealth of Massachusetts, payable in installments through 2010 and bearing interest at 5% per annum. In the event of a sale or refinancing of the project, the entire balance of the RDAL loan plus accrued interest shall become due. Otherwise, principal and accrued interest thereon will mature in 2010. During 1996, proceeds from this program totaled $172,720 and $51,002 of interest was accrued. At December 31, 1996, advances totaled $1,106,409 with accrued interest of $172,757.

         The Boston Redevelopment Authority has provided additional secondary financing totaling $275,000, secured by the property, which bears simple interest at the rate of 5% per annum. Interest is payable from cash flow as defined in the agreement. All unpaid principal and interest is due on or before 2010. Interest of $13,750 accrued during 1996 At December 31, 1996, accrued interest to date totaled $95,031.

         Under the terms of the regulatory agreement with MHFA, distributions are limited to $50,500 per annum subject to the availability of surplus cash at year end, as defined in the regulatory agreement.

NOTE C - CAPITAL CONTRIBUTIONS

         The general partner has contributed $10 in exchange for a 1% interest in the profits, losses and distributions. The remaining 99% is allocated to the special limited and limited partners who contributed $2,640,439. The special limited partner is entitled to receive a one time distribution of $10,000 which will be funded by sale or refinancing proceeds.


NOTE D - RENTAL REVENUES

         Tenant rents are being subsidized under the Massachusetts Rental Voucher program which also restricts assistance to those tenants who qualify, including maximum income limitations.

                                     AUDUBON GROUP LIMITED PARTNERSHIP
                                    (a Massachusetts limited partnership)
                                       NOTES TO FINANCIAL STATEMENTS
                                              December 31, 1996

NOTE E - RELATED PARTY TRANSACTIONS

         During 1996, the general partner advanced $9,000 to the Partnership to pay operating deficits. Aggregate advances of $20,000 are non-interest bearing.

NOTE F- GOING CONCERN

         The project has suffered significant operating losses in recent years.

         The general partner has begun negotiations with the limited and special limited partners for additional capital contributions. Additionally, negotiations have commenced with the MHFA for a modification to the existing financing agreement. Management continues to streamline expenses while focusing on maintaining occupancy at high levels and has replaced the management agent in February, 1997. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                  INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


To the Partners of
Audubon Group Limited Partnership


         Our report on our audit of the basic financial statements of Audubon Group Limited Partnership for 1996 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information, which has been presented in accordance with regulations of the Massachusetts Housing Finance Agency, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Ziner & Company
February 22, 1997

                                          MHFA SUPPLEMENTARY INFORMATION

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                   STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                                       For the Year Ended December 31, 1996

FUNDS RECEIVED                                                        RESIDENTIAL       COMMERCIAL   TOTAL

1.       Base Rental - Occupancy                                           374,003              0
2.       Gross Excess Rental Income                                              0
3.       Parking Rentals                                                         0              0
5.       Gross Potential Rental Income                                     374,003              0          374,003
6.       Less:  Vacancies - Occupancy                                       10,747              0
7.       Less:  Vacancies - Parking                                              0              0
8.       Less:  Bad Debts                                                        0              0
9.       Less:  Excess S13 Rental Income Escrowed                                0
10.     Less:  Excess S236 Rental Income Remitted                                0
11.     Total Deductions                                                    10,747              0           10,747
13.     Effective Rental Income                                            363,256              0          363,256
14.A   Interest Subsidy                                                          0                               0
14.B   SHARP Subsidy                                                             0                               0
14.C   RDAL/Other Subsidy                                                  172,720                         172,720
15.A   Other Income - Interest-Ordinary                                     11,778              0
15.B                          - Interest-Annuity                                 0
15.C                          - Laundry/Vending                              5,950              0
15.D                          - Commercial Lease Guarantee                                      0
15.E                          - Other (Specify)                                  0              0
16.      Total Other Income                                                 17,728              0           17,728
17.      Total Effective Income                                            553,704              0          553,704
18.A   Replacement Reserve Reimbursements                                        0              0                0
18.B   Special Escrow Account Reimbursements                                     0              0                0
19.      Developer's Contributions                                               0                               0
20.      Total Funds Received                                              553,704              0          553,704

FUNDS DISBURSED
ADMINISTRATIVE EXPENSES
21.      Management Fee - Contractual                                       14,477              0
22.A   Payroll                                                              10,824              0
22.B   Payroll Taxes & Fringe Benefits                                           0              0
23.      Legal                                                               2,875              0
24.      Audit                                                               8,500              0
25.      Marketing                                                               0              0
26.      Telephone                                                               0              0
27.      Office Supplies & Services                                            205              0
28.A   Accounting & Data Proc. Svs.                                          2,664              0
28.B   Central Office Fee                                                        0              0
29.      Miscellaneous                                                       3,248              0
30.      Total Administrative Expenses                                      42,793              0           42,793



FORM F.C.-1
                                                       -13-

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                   STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                                       For the Year Ended December 31, 1996



MAINTENANCE EXPENSES                                                  RESIDENTIAL  COMMERCIAL    TOTAL
31.A   Payroll                                                              30,479              0
31.B   Payroll Taxes & Fringe Benefits                                       1,787              0
32.     Janitorial Material & Services                                       4,937              0
33.     Landscaping                                                          9,354              0
34.     Decorating (Interior Only)                                          11,475              0
35.     Repairs (Interior & Exterior)                                       12,927              0
36.     Elevator Maintenance                                                     0              0
37.     Garbage & Trash Removal                                              6,066              0
38.     Snow Removal                                                             0              0
39.     Exterminating                                                          683              0
40.     Recreation                                                               0              0
41.     Miscellaneous                                                        1,159              0
43.     Total Maintenance Expenses                                          78,867              0           78,867
44.     Resident Services                                                        0              0
45.     Security                                                             2,418                           2,418

UTILITIES
46.     Electricity                                                         30,364              0
47.     Gas                                                                 25,525              0
48.     Oil                                                                      0              0
49.     Water & Sewer                                                       38,627              0
50.     Total Utilities                                                     94,516              0           94,516
53.     Replacement Reserve Deposits                                         8,480              0            8,480
54.     Special Escrow Deposits                                                  0              0                0

TAXES, INSURANCE & INTEREST
55.     Taxes - Real Estate                                                 26,060              0
56.     Taxes - Other                                                            0              0
57.     Insurance                                                           17,889              0
58.     Interest                                                               204              0
59.     Total Taxes, Insurance & Int.                                       44,153              0           44,153
61.     Totl Disb Prior to Cap Exp & D/S                                   271,227              0          271,227
62.     Totl Funds Flow Prior to CE & DS                                   282,477              0          282,477
63.     Cap. Exp. (Exc. of Mortg. Increases, Flex Sub Funds,
          Bank Loans, and Capitalized Leases, ect.)                                                              0
65.     Funds Flow Prior to D/S                                                                            282,477


FORM F.C.-1

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                   STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                                       For the Year Ended December 31, 1996




GROSS DEBT SERVICE
66.      Gross Debt Service - Mortgage (MHFA)                $          324,712
67.      Gross Debt Service - Arrearage & Flexible Subsidy No                 0
68.      Gross Debt Service - Energy Loans                                    0
69.      Gross Debt Service - Secondary Financing                        64,752
70.      Gross Debt Service - Other Notes Payable                             0
71.      Total Gross Debt Service                                       389,464
73.      Funds Flow Prior to Non-Operating Items                       (106,987)
75.      Non-Operating Items [Gain or (Loss)]                                 0

CALCULATIONS OF NET AVAILABLE FOR EQUITY
76.      Net Available for Equity - Current Operating Cycle B          (106,987)
77.      Add:  Interest Expense Recorded but not Paid on D/S
           (i.e. SHARP and Arrearage Notes, Flex. Sub. Notes             64,752
78.      Subtract:  Interest Income Earned on R/R and Special           (10,312)
80.      Net Available for Equity - Distribution Basis                  (52,547)
81.A   Add/Subtract: Excess (Deficient) Contributions to R/R                  0
81.B   Add/Subtract: Excess (Deficient) Contributions to Spec                 0
82.      Subtract:  Tax Abatements Applicable to Prior Report                 0
83.      Non-Operating Intems [Loss or (Gain)]                                0
84.A   Management Fee - Incentive                                             0
84.B   Other Timing Differences                                               0
85.      Net Available Equity - Normalized Basis                        (52,547)

















FORM F.C.-1
                                                       -15-




AUDUBON GROUP LIMITED PARTNERSHIP RECONCILIATION TO FORM F.C.-1 For the Year Ended December 31, 1996


150.     Net Income or (Loss) for the Development                      (403,007)
155.     Add:  Depreciation & Amortization                      156,173
156.            :  Residual Receipts Remitted                         0
160.            :  SHARP Subsidy                                      0
161.            :  RDAL/Other Subsidy                           172,720
162.            :  Developer's Contribution                           0
164.            :  Replacement Reserve Reimbursements                 0
165.            :  Special Escrow Account Reimbursements              0
166.                                        Subtotal                    328,893

168.    Less:  Excess Section 13A Rental Income Escrowed              0
169.            :  Residual Receipts Reimbursed                       0
170.            :  Debt Service (Principal)                      24,393
175.            :  Replacement Reserve Deposits                   8,480
176.            :  Special Escrow Deposits                            0
180.            :  Capital Expenditures
                      (Exclusive of Flexible Subsidies and Mo         0
186.                                        Subtotal                     32,873

190.     Other Reporting Differences                                          0

195.     Net Available for Equity - Current Operating Cycle B
                                        (See Line #76 of Form F.C.-1)  (106,987)













FORM F.C.-2b

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                  SUPPLEMENTAL SCHEDULE OF LONG-TERM LIABILITIES
                                       For the Year Ended December 31, 1996


                               Number   Balance      Number  Interest      Number         Balance

Energy Loans                     401$         0         426     $  0         451      $         0
Arrearage Notes                  402          0         427        0         452                0
Flexible Subsidy
   Notes                         403          0         428        0         453                0
SHARP Notes                      404          0         429        0         454                0
Secondary Financing
   Notes                         404    275,000         430   95,031         455          370,031
Residual Proceeds
   Notes                         406          0         431        0         456                0
Bank Loans (Notes)               407          0         432        0         457                0
Capitalized Lease
   Obligation Notes              408          0         433        0         458                0
HODAG                            409          0         434        0         459                0
UDAG                             410          0         435        0         460                0
RDAL                             411  1,106,409         436  172,757         461        1,279,166
Other                            412          0         437        0         462                0
             Subtotal            415  1,381,409         440  267,788         465        1,649,197
Due to GP & Affiliates           420     20,500         445        0         470           20,500
Development Fees
   Payable                       421          0         446        0         471                0
All Other Long-Term
   Liabilities                   422          0         447        0         472                0
         Total                   425  1,401,909         450  267,788         47         1,669,697

























FORM F.C.-3D
                                                       -17-

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                  STATEMENT OF FUNDS AVAILABLE FOR DISTRIBUTION
                                       For the Year Ended December 31, 1996



(1)      Calcualtion of Funds Available for Distribution


Sources of Available Funds:

500      Cash and Cash Equivalents                           $   1,186
505      Short-term Investments                                      0
507      Accounts Receivable & Residual Receipts Receivable     18,560
508      Prepaid Expenses                                        7,634
509      Unreimbursed R/R and Special Escrow Withdrawals             0
510             Total Sources                                            27,380

Uses of Available Funds:
515      Accrued interest expenses                              29,257
520      Delinquent Mortgage Payments & Interest                     0
525      Delinquent Deposits to R/R                                  0
528      Delinquent Deposits to Insurance  R/E. Tax Escrows          0
530      Delinquent Deposits Special  & Other Escrows                0
535      Accounts Payable & Residual Receipts Payable          129,452
540      Accrued Expenses (not escrowed)                        13,532
546       Notes & Advances - Operating Exepenses
                (due within 30 days)                                 0
550      Unfunded Security Deposits                                  0
555      Prepaid Rent                                                0
561       Due to General Partners & Affiliates
                 (exclusive of developmemt fee)                      0
565             Total Uses                                              172,241

570      Funds Available for Distribution                              (144,861)
572      Maximum Allowable Distribution if Funds Available                    0















FORM F.C. -5

                                        AUDUBON GROUP LIMITED PARTNERSHIP
                                  STATEMENT OF FUNDS AVAILABLE FOR DISTRIBUTION
                                       For the Year Ended December 31, 1996


(iii)   Calcualtion of Funds Available for Distribution


575    Maximum permissible distribution for current year         50,500
581     Excess net available for distribution from current
           Year applied to 3 proceeding years                         0
583     Excess net available for distribution from 3
            proceeding years applied to current year                  0
586     Distributions earned for Prior years but not paid
           as of beginning of the year                          252,500
586    Less:  Distribution paid during current year                   0
587    Balance at Year's end                                    252,500
591     Maximum possible distriubution if Funds available       303,000

(IV) Statistics:

595      Accumulated Partnership distributions                        0
600      Stated Equity                                        2,525,023





























Form F.C.-5
                                                       -19-

                          INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH THE
                                   REGULATORY AND MANAGEMENT AGREEMENTS


To the Partners of
Audubon Group Limited
 Partnership


         We have audited, in accordance with generally accepted auditing standards, the balance sheet of Audubon Group Limited Partnership (a Massachusetts limited partnership) as of December 31, 1996, and the related statements of operations, changes in partners' equity (deficiency) and cash flows for the year then ended, and have issued our report thereon dated February 22, 1997.

         In connection with the audit, nothing came to our attention that caused us to believe that the Partnership failed to comply with the terms, covenants, provisions or conditions of Section 6, 7, 8a, 8b, 8c, 9, 11a through 11j and 16 of the Regulatory Agreement, dated December 19, 1990, between the Massachusetts Housing Finance Agency and Audubon Group Limited Partnership, and Sections 5i, 6, 16, 10d, 10e, 10f, and 21 of the Management Agreement, dated May 30, 1990, between Audubon Group Limited Partnership and Peabody Properties, Inc. insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

         This report is intended solely for the information and use of the general partner and management company of Audubon Group Limited Partnership, and the Massachusetts Housing Finance Agency and is not intended to be and should not be used by anyone other than these specified parties.


/s/Ziner & Company
February 22, 1997

                                    AUDUBON GROUP LIMITED PARTNERSHIP
                                  (a Massachusetts limited partnership)
                                            December 31, 1996





                          MORTGAGOR'S AND GENERAL PARTNER'S CERTIFICATE


         I hereby certify that I have examined the accompanying financial statements and supplementary information of Audubon Group Limited Partnership (Project No. 89-008-R) and, to the best of my knowledge and belief, the same is complete and accurate.

         I hereby certify that for fiscal year ended December 31, 1996, there has been no change in the general partner of Audubon Group Limited Partnership.









General Partner                                                           Date








Partnership Federal
Identification Number   04-3070968

                                    LAKESIDE SQUARE LIMITED PARTNERSHIP
                                       (AN ILLINOIS LIMITED PARTNERSHIP)
                                         HUD PROJECT NO. IL06-E000-093
                                               FINANCIAL STATEMENTS
                                              DECEMBER 31, 1996


                                                                        VACEK, LANGE & WESTERFIELD, P.C.
                                                        CERTIFIED PUBLIC ACCOUNTANTSLAKESIDE SQUARE LIMITED PARTNERSHIP
                                                                         Index to Financial Statements

                                     Page(s)
Independent Auditors' Report                                                                       1
Auditor Information                                                                                1
Balance Sheet                                                                                      2
Statement of Profit and Loss                                                                     3 - 4
Statement of Changes in Partners' Capital                                                          5
Statement of Cash Flows                                                                          6 - 7
Notes to Financial Statements                                                                    8 - 12
Supplementary Data                                                                              13 - 15
Independent Auditors' Report on Internal Control Structure                                      16 - 17
Independent Auditors' Report on Compliance with Specific
Requirements Applicable to Major HUD Programs                                                     18

Auditors' Schedule of Findings                                                                    19

Auditee's Corrective Action Plan                                                                  20

Auditor's Comments on Audit Resolution Matters                                                    21

Independent Auditors' Report on Compliance with Specific
Requirements Applicable to Affirmative Fair Housing                                               22

Certification of Partners and Managing Agent                                                      23

                                          VACEK, LANGE & WESTERFIELD, P.C.
                                           CERTIFIED PUBLIC ACCOUNTANTS
                                               ELEVEN GREENWAY PLAZA
                                                      SUITE 1524
                                                 HOUSTON, TEXAS 77046
                                                  (713) 623-2929

MEMBERS, AMERICAN INSTITUTE OF                        MEMBERS, TEXAS SOCIETY Of
 CERTIFIED PUBLIC ACCOUNTANTS                      CERTIFIED PUBLIC ACCOUNTANTS


                             Independent Auditors' Report
To the Partners of
Lakeside Square Limited Partnership

We have audited the accompanying balance sheet of Lakeside Square Limited Partnership, a limited partnership, (HUD Project No. IL06-E000-093) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's managing general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The supplementary data included in the report (shown on pages 13 to 20) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Lakeside Square Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented, in all material respects, in relation to the financial statements taken as a whole.

/s/Vacek, Lange & Westerfield, P.C.
Houston, Texas
January 22, 1997
-------------------------------------------------------------------------------
Under the direct supervision of Randy G. Lange, C.P.A., Texas License No. 24214, the audit of Lakeside Square Limited Partnership's December 31, 1996 financial statements was performed by Vacek, Lange & Westerfield, P.C., FIN: 76-0192275, Texas License C 1882-001, 11 Greenway Plaza, Suite 1524, Houston, Texas 77046, 713-623-2929.

LAKESIDE SQUARE LIMITED PARTNERSHIP
HUD Project No. IL06-E000-093
Balance Sheet
December 31, 1996

                           Asset

                Current assets:
1120      Cash                                                                            $   687,769
1130      Tenant accounts receivable                                                            3,157
1140      Release from reserve for replacement receivable                                      19,688
1190      Rent subsidy receivable from HUD                                                     23,158
1240      Prepaid property and liability insurance                                             57,390
1290      Miscellaneous prepaid expenses                                                          875
1310      Mortgage escrow deposits                                                            157,821
                  Total current assets                                                        949,858
1191     Tenants' security deposits held in trust                                              78,779
1320     Reserve for replacement (Note 2)                                                     287,925
         Property and equipment (Notes 1 and 3):
1410      Land                                                             $    400,000
1420      Buildings and improvements                                         10,326,151
1440      Building equipment - portable                                         121,053
1450      Furniture                                                              15,874
1480      Transportation equipment                                               15,497
                                                                             10,878,575
               Less: accumulated depreciation                                -2,630,431
                 Net property and equipment                                                 8,248,144

1800     Organization costs                                                                       680
1900     Debt issue costs, net of amortization of $84,886                                      75,759
                  Total assets                                                             $9,641,145

                              LIABILITIES AND PARTNERS' CAPITAL

         Current liabilities:
2320       Current portion of mortgage payable                                            $   154,904
2110       Accounts payable                                                                     8,720
2120       Accrued wages and payroll taxes                                                      7,753
2150       Accrued property taxes payable                                                     297,738
2190       Miscellaneous accrued expenses and current liabilities                                                68,540
2210       Deferred rental income                                                               3,402
                  Total current liabilities                                                   541,057
2191     Tenant security deposits                                                              53,682
2320     Long-term portion of mortgage payable                                              6,178,202
                  Total liabilities                                                         6,772,941
3130     Partners' capital                                                                  2,868,204
                  Total liabilities and partners' capital                                 $ 9,641,145



The accompanying notes are an integral part of these financial statements.




Statement of                                 U.S. Department of Housing
Profit and Loss                                   and Urban Development
                                               Office of Housing
                                           Federal Housing Commissioner
                                      OMB Approval No.2502-0052 (Exp.1/31/95)
For Month/Period                     Project Number:                            Project Name:
Beginning:             Ending:
 JAN. 1, 1996        DEC 31,1996       IL06-E000-093                     LAKESIDE SQUARE LIMITED PARTNERSHIP

Part I                         Description of Account             Acct. No.   Amount*
             Apartments or Member Carrying Charges (Coops)           5120      625,921
             Tenant Assistance Payments                              5121    2,228,695
Rental       Furniture and Equipment                                 5130
Income       Stores and Commercial                                   5140
5100         Garage and Parking Spaces                               5170       73,313
             Flexible Subsidy Income                                 5180
             Miscellaneous (specify)                                 5190
             Total Rent Revenue - Potential at 100% Occupancy                               2,927,929
             Apartments                                              5220       21,018
             Furniture and Equipment                                 5230
Vacancies    Stores and Commercial                                   5240
5200         Garage and Parking Spaces                               5270
             Miscellaneous (specify)                                 5290
             Total Vacancies                                                                   21,018
             Net Rental Revenue - Rent Revenue Less Vacancies                               2,906,911
             Elderly and Congregate Services Income--5300
             Total Service Income - (Schedule Attached)              5300
             Interest Income--Project Operations                     5410       22,573
Financial    Income from Investments--Residual Receipts              5430
Revenue      Income from Investments--Reserve for Replacement 5440           9,548
5400         Income from Investments--Miscellaneous                  5490
             Total Financial Revenue                                                           32,121
             Laundry and Vending                                     5910       22,640
             NSF and Late Charges                                    5920        3,429
Other        Damages and Cleaning Fees                               5930
Revenue      Forfeited Tenant Security Deposits                      5940          678
5900         Other Revenue (specify)     Miscellaneus                5990
             Total Other Revenue                                                               26,747
             Total Revenue                                                                  2,965,779
             Advertising                                             6210
             Other Administrative Expense                            6250
             Office Salaries                                         6310       95,272
             Office Supplies                                         6311       25,261
             Office or Model Apartment Rent                          6312
             Administrative - Management                             6320      180,609
Expenses     Manager or Superintendent Salaries                      6330       59,796
6200/6300    Manager or Superintendent Rent Free Unit                6331        7,932
             Legal Expenses (Project)                                6340       17,275
             Auditing Expenses (Project)                             6350       13,056
             Bookkeeping Fees/Accounting Services                    6351
             Telephone and Answering Service                         6360        9,821
             Bad Debts                                               6370
             Miscellaneous Administrative Expenses (specify)         6390       17,098
             Total Administrative Expenses                                                    426,120
             Fuel Oil/Coal                                           6420
Utilities    Electricity (Light and Misc. Power)                     6450       56,007
Expense      Water                                                   6451       43,943
6400         Gas                                                     6452       163,544
             Sewer                                                   6453
             Total Utilities Expense                                                           263,494

                   Page 1 of 2                                      form HUD-92410 (7/91)
                                                                          ref Handbook 4370.2
The accompanying notes are an integral part of these financial statements.



             Janitor and Cleaning Payroll                            6510
             Janitor and Cleaning Supplies                           6515       20,612
             Janitor and Cleaning Contract                           6517
             Exterminating Payroll/Contract                          6519
             Exterminating Supplies                                  6520        6,642
             Garbage and Trash Removal                               6525       31,261
             Security Payroll/Contract                               6530      157,395
             Grounds Payroll                                         6535
             Grounds Supplies                                        6536        2,223

             Operating and Grounds Contract                          6537        1,395
Maintenance  Repairs Payroll                                         6540      158,636
Expenses     Repairs Material                                        6541       45,156
6500         Repairs Contract                                        6542       40,330
             Elevator Maintenance/Contract                           6545       22,658
             Heating/Cooling Repairs and Maintenance                 6546        3,305
             Swimming Pool Maintenance/Contract                      6547
             Snow Removal                                            6548
             Decorating Payroll/Contract                             6560       14,950
             Decorating Supplies                                     6561       11,586
             Other                                                   6570          530
             Miscellaneous Operating and Maintenance Expenses        6590        6,145
             Total Operating and Maintenance Expenses                                         522,824
             Real Estate Taxes                                       6710      257,506
             Payroll Taxes (FICA)                                    6711       25,666
             Miscellaneous Taxes, Licenses and Permits               6719
Taxes        Property and Liability Insurance (Hazard)               6720       55,283
and          Fidelity Bond Insurance                                 6721          318
Insurance    Workmen's Compensation                                  6722        9,029
6700         Health Insurance and Other Employee Benefits            6723       36,276
             Other Insurance (specify)      Vehicle                  6729        2,194
             Total Taxes and Insurance                                                        386,272
             Interest on Bonds Payable                               6810
             Interest on Mortgage Payable                            6820      496,823
Financial    Interest on Notes Payable (Long-Term)                   6830
Expenses     Interest on Notes Payable (Short-Term)                  6840        2,568
6800         Mortgage Insurance Premium/Service Charge               6850
             Miscellaneous Financial Expenses                        6890          450
             Total Financial Expenses                                                          499,841
Elderly &    Total Service Expenses- --Schedule Attached             6900
Congregate   Total Cost of Operations Before Depreciation                                    2,098,551
Service      Profit (Loss) Before Depreciation                                                 867,228
Expenses     Depreciation (Total)--6600 (specify)                    6600      395,553
6900         Operating Profit or (Loss)                                                        471,675
             Officer Salaries                                        7110
Corporate or Legal Expenses (Entity)                                 7120
Mortgagor    Taxes (Federal-State-Entity)                            7130-32
Entity       Other Expenses (Entity)                                 7190       53,751
Expenses     Total Corporate Expenses                                                           53,751
7100         Net Profit or (Loss)                                                              417,924
WARNING: HUD will prosecute false claims and statements. Conviction may result in criminal and/or civil penalties.(18 U.S.C. 1001, 1010, 1012;31U.S.C. 3729, 3802)
Miscellaneous or other Income and Expense Sub-account Groups. If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390,
6590, 6729, 6890, and 7190)exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
Part II
1.  Total principal payments required under the mortgage, even if payments under a Workout     $143,388
     Agreement are less or more than those required under the mortgage.
2.   Replacement  Reserve  deposits  required  by the  Regulatory  Agreement  or               $72,000
     Amendments thereto,  even if payments may be temporarily  suspended or waived.
3.  Replacement or Painting Reserve releases which are included as expense items on this       $1,975
     Profit and Loss statement.
4.   Project  Improvement  Reserve  Releases under the Flexible  Subsidy Program
     that are included as expense items on this Profit and Loss Statement.                       N/A
                                                                                Page 2 of 2                        form HUD-92410

The accompanying notes are an integral part of these financial statements.

                 LAKESIDE SQUARE LIMITED PARTNERSHIP
                 HUD Project No. IL06-E000-093
                 Statement of Changes in Partners' Equity
                 For the Year Ended December 31, 1996





                                                                             Partners'
                                                                             Capital
                                                              Owner-         (Deficit)      Net            Cash
                                                              ship %         12/31/95       Income         Withdrawals
General Partner:
                 Texas Lakeside Group
                    Limited Partnership                       1%             -$726,345      $348,967       -$501,000

Investor Limited Partner:
                 Boston Financial Qualified
                    Housing Tax Credits LP, IV                99%            3,776,643      68,957         -99,000

Special Limited Partner:
                 SLP 89, Inc.                                 NIL            ---            ---            ---

Class A Limited Partner:
                 Radney Management and
                    Investments, Inc.                         NIL            -18            ---            ---
                                                                             ---            ---            ---

                                                                             $3,050,280     $417,924       -$600,000


The accompanying notes are an integral part of these financial statements.

LAKESIDE SQUARE LIMITED PARTNERSHIP
HUD Project No. IL06-E000-093
Statement of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
For the Year Ended December 31, 1996

Cash flows from operating activities:
              Rental receipts                                                                           $       2,897,874
              Interest receipts                                                                                 32,121
              Other receipts                                                                                    7,059
                    Total reciepts                                                                              2,937,054
              Administrative expenses                                                                           -93,298
              Management fees                                                                                   -177,900
              Utilities                                                                                         -254,499
              Salaries and wages                                                                                -312,015
              Operating and maintenance expenses                                                                -377,778
              Real estate taxes                                                                                 -257,506
              Miscellaneous taxes and insurance                                                                 -73,947
              Property insurance                                                                                -66,235
              Interest on mortgage note                                                                         -496,823
              Miscellaneous financial expenses                                                                  -2,963
              Tenant security and other deposits                                                                -24,472
                                                                                                                -2,137,436

                    Net cash provided by operating activities                                                   799,618
                    (See page 7 for reconciliation to net income)

Cash flows from investing activities:
              Building improvements and acquisition of other depreciable assets                                 -17,713
              Contributions to reserve for replacement                                                          -81,544
              Releases from reserve for replacement                                                             19,688

                    Net cash (used) by investing activities                                                     -79,569

Cash flows from financing activities:
              Mortgage principal payments                                                                       -143,388
              Mortgagor expenses                                                                                -42,224
              Cash distributions paid to partners                                                               -600,000

                    Net cash (used) by financing activities                                                     -785,612

Net increase in cash                                                                                            -65,563

Cash - beginning of period                                                                                      753,332

Cash - end of period                                                                                    $       687,769


The accompanying notes are an integral part of these financial statements.

- 6 -

                                           LAKESIDE SQUARE LIMITED PARTNERSHIP
                                              HUD Project No. IL06-E000-093
                                              Notes to Financial Statements
                                                  December 31, 1996


Note 1 - The Organization and Summary of Significant Account Policies

Organization
       Lakeside Square Limited Partnership (the "Partnership") was organized on October 2, 1989 as a limited partnership under the laws of the State of Illinois to acquire an apartment building located in Chicago, Illinois, and to operate under the National Housing Act, such apartment project consisting of 308 units. The apartment project is regulated by the U.S. Department of Housing and Urban Development ("HUD") as to rent charges and certain operating methods. Additionally, the Partnership entered into a Housing Assistance Payments Contract ("HAP") which limits annual distributions to partners to an amount equivalent to surplus cash, as defined. Surplus cash is calculated on a specific date in time and is not cumulative for purposes of determining allowable distributions to partners. Surplus cash at December 31, 1996 is $664,636 and is calculated on page 18 of this report. The amended partnership agreement specifies that the term of the Partnership shall not extend beyond December 31, 2040.

       As specified in the HAP contract, the Partnership's rental income is subsidized under Section 8 of the National Housing Act. Accordingly, HUD subsidizes and pays to the Partnership a portion of each qualifying tenant's rent. The amount of subsidy is based on the tenant's adjusted income but is not to exceed 100% of contract rent and certain utility allowances. The provisions stated herein are defined by the HAP contract, and such contract had an original 15 year term commencing in October 1989.

       Under terms of the Partnership Agreement, profits and losses of the Partnership are allocated in accordance with each partner's percentage interest, which are as follows:

                  Texas Lakeside Group Limited Partnership                 1%
                  Boston Financial Qualified Housing Tax
                     Credits L.P. IV (the "Investor Limited Partner")      99%
                  Other Partners                                           NIL

       For years in which cash flow is distributed to partners, profits will be allocated to the partners ratably in accordance with such distributions. Generally, the partnership agreement specifies that distributions of cash flow, as defined, prior to January 1, 1992, shall be distributed to the general partner. Thereafter and through December 31, 2010, a cumulative "Priority Distribution" of $61,000 per year through 1995 and $110,000 per year, thereafter, is payable to the Investor Limited Partner and, in essence, any remaining cash flow shall be distributed to the General Partner. Distributions of cash flow subsequent to December 31, 2010, will be made in accordance with provisions of the Partnership Agreement.

       The Partnership Agreement and other agreements with HUD, provides for Radney Management & Investments, Inc. to be paid a management fee of 6% of gross collections (See Note 5).

       Management's Use of Estimates

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

       Debt Issue Costs

       Costs incurred to refinance the apartment project acquisition and to secure funds to rehabilitate the project are capitalized and amortized over the life of the related loans using the effective interest rate method of amortization. Amortization of debt issue costs for 1996 totalled $11,960 and is included in mortgagor entity expenses.

       Cash Equivalents Cash Flows

       For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit to be cash equivalents.

       Property and Equipment

       Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the following estimated useful lives:

                                                              Life
                  Buildings and improvements                 27.5 years
                  Building equipment and furniture            7.0 years
                  Vehicle                                     5.0 years

       Expenditures for major renewals and betterments which substantially increase the project's remaining estimated useful life are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized currently.

       Income Taxes

       The Partnership is not a tax paying entity. Income, deductions and credits of the Partnership must be shown on each individual partner's tax return. Accordingly, a provision for Federal income taxes has not been made in the financial statements. The Partnership's net income for Federal income tax purposes is approximately $420,700. The difference between financial statement and income tax reporting net income is due to differing depreciation methods and recognition of deferred rents as taxable income when collected.

       A substantial portion of the Partnership's assets qualify to generate low income housing tax credits. Low income housing tax credits for 1996 are estimated to be $643,000. If the Partnership meets specific requirements under existing income tax regulations, certain low income housing tax credits will be available annually through December 31, 2001.

       Revenue Recognition

       Monthly rents from occupied units are recognized as income on the first day of each month. Rents collected prior to the first day of the month are deferred.

       Mortgagor Entity Expenses

       Mortgagor entity expenses generally consist of wages, payroll benefit allowance expense, travel expenses, legal expense, amortization of debt issue costs and miscellaneous expenses.


Note 2 - Reserve for Replacement

       Pursuant to terms of the Community Investment Corporation ("CIC") loan agreement, the Partnership is currently required to deposit $3,000 per month to a "Reserve for Replacement". For 1996, however, the Partnership elected to make a nonrecurring additional deposit of $36,000. Monthly deposits to the fund will continue until the fund accumulates $400,000. Withdrawals from the fund require approval from CIC and are generally limited to expenditures necessary to improve or replace buildings and equipment. During 1996, the Partnership had expended funds and rquested CIC to approve the release of $19,688 from the fund. Accordingly, the financial statements and surplus cash calculations reflect a receivable for this amount.


Note 3 - Long-Term Debt

       Long-term mortgage debt as December 31, 1996 consists of:

Nonrecourse note payable to Community Investment Corporation, secured by mortgage on apartment complex and assignment of rents generated thereby, interest rate is adjustable every third year beginning March 1, 1993, but such adjustment shall not exceed 2% points per adjustment or 5% points in aggregate, interest accrues at the rate of 7.75% during three year period beginning March 1, 1996, principal and interest are payable in monthly installments of $20,065, the note is amortized assuming a twenty-five year level annuity; however, any unpaid principal is due on
              March 20, 2005                               $  2,343,370

Nonrecourse note payable to Community Investment Corporation, secured by mortgage on apartment complex and assignment of rents generated thereby, interest rate is adjustable every third year beginning March 1, 1993, but such adjustment shall not exceed 2% points per adjustment or 5% points in aggregate. The current interest rate is 7.75%, principal and interest are payable in monthly installments of $33,292, the note is amortized assuming a twenty-five year level annuity; however, any unpaid principal is due on March 20, 2005
                                                              3,989,736
                                                              6,333,106
       Less - current maturities                                154,904
                                                          -------------
                                                           $  6,178,202

       Six individuals related to the Partnership's general partner have severally guaranteed $500,000 of the notes payable to CIC.

       For the succeeding five years, aggregate maturities applicable to long-term debt outstanding at December 31, 1996 are as follows:

                    Year Ending
                   December 31,

                  1997                      $ 154,902
                  1998                      $ 167,344
                  1999                      $ 180,784
                  2000                      $ 195,305
                  2001                      $ 210,989


Note 4 - Concentration of Credit Risk

       The Partnership maintains cash balances and other deposits with banks which, in aggregate, are $751,639 in excess of insured limits established by the Federal Deposit Insurance Corporation.


Note 5 - Related Party Transactions

       The apartment project is managed by Radney Management and Investments, Inc. ("Radney"), a limited partner in the Partnership. Management fees payable to Radney are based on six percent of gross collections, which the Partnership's management interprets to include $92,595 for utility allowances that are withheld by HUD from gross rents. For the period ended December 31, 1996, management fees totalled $180,609.

       For the year ended December 31, 1996, Radney provided the Partnership with all personnel necessary and assigned to operate the project and was reimbursed or accrued for actual costs incurred totalling $375,646. Additionally, Radney was paid $11,440 for "non front line" employee salaries and an employee benefit allowance expense equivalent to 7.7% of wages which totalled $24,411. The non front line employee salaries and employee benefit allowance expense are mortgagor entity expenses which are essentially paid from partnership funds.

       As of December 31, 1996, non-interest bearing advances due to the Partnership's general partner totalling $8,361 are included in the Balance Sheet item captioned "Miscellaneous accrued expenses and current liabilities". The advances were made in previous years to fund key man life insurance premiums.


Note 6 - Accrued Property Taxes Payable

       The Partnership is assessed ad valorem taxes by the Tax Assessor for the County of Cook, Illinois. Property taxes for the year ended December 31, 1996 will be determined and assessed during the summer of 1997. The Partnership has estimated this assessment will not vary materially from the 1996 tax assessment. Accordingly, the December 31, 1996 financial statements reflect a property tax liability based upon this estimate.

       During 1996, the Partnership's 1992 property tax assessment was redetermined and the Partnership received a refund of amounts previously paid totalling $44,369. This refund is reflected as a reduction to the Partnership's 1996 real estate tax expense.


Note 7 - Union Contracts

All of the Partnership's maintenance personnel are employed under a collective bargaining agreement between the Service Employees International Union (AFL-CIO) and the Apartment Building Owners & Managers Association. This annual contract expires on November 30, 1997. The Partnership's administrative personnel do not participate in collective bargaining agreement.

                                    LAKESIDE SQUARE LIMITED PARTNERSHIP
                                        HUD Project No. IL06-E000-093
                                                Supplementary Data
                                                  December 31, 1996


Accounts and notes receivable (other than tenants):

Receivables other than from tenants at December 31, 1996 consists of (1) rent subsidy due from HUD of $23,158 and (2) a release due from the Reserve for Replacement of $19,688.

Delinquent tenant accounts receivable:

At December 31, 1996 rents receivable from tenants are as follows:

                                                  Number of             Amount
                                                    tenants            past due
                      Delinquent 30 days...............20...   .........$ 2,718
                      Delinquent 31-60 days.............6.................  439
                      Delinquent 61-90 days............ 0                     0
                           Total........................................$ 3,157

Mortgage escrow deposits:

Estimated amount required as of December 31, 1996 for future payment of:

                      City, state, school and county taxes............$100,625
                      Property insurance................................12,992
                      Mortgage insurance...........................       N/A
                      ...............................................$ 113,617
                      Total deposits reconciled to mortgagee........$  157,821
                                                                    ==========

                      Amount per financial statements in excess
                        (deficient) of estimated requirements......$   44,204
                                                                    ==========

Tenant security deposits:

Tenant security deposits of $53,682 are held in the name of the project at Old Kent Bank-Chicago, money market account # 1063480. This account is insured by the Federal Deposit Insurance Corporation. Tenants receive interest on their deposits calculated at the annual rate of 5%.

Reserve for replacement:

In accordance with the provisions of the Partnership's note agreement, restricted cash is held by the Partnership to be used for repair or replacement of property or equipment with the approval of the mortgagee. The balance of funds in such reserve is as follows:

                      Balance, December 31, 1995...................$  226,069

                      Plus:  Monthly deposits..........................36,000

                      Plus:  Non-recurring deposit (6/18/96)...........36,000

                      Less:  December 19 release requested
                               Refrigerators & stoves - capital.... .(17,713)
                               December 19 release requested
                               Refrigerators & stoves - expense.......(1,975)

                      Plus:  Interest earned.....................       9,544
                                                                  -----------

                      Balance, December 31, 1996, as confirmed..... $ 287,925

The reserve account is maintained with Old Kent Bank - Chicago.

Changes in Property and Equipment:

See page 16 for detailed analysis.

Accounts payable (other than trade creditors):

Accounts payable other than trade creditors represents $8,361 payable to the Partnership's general partner for previous cash advances and life insurance premiums paid. The repayment thereof, from partnership funds, is expected to occur more than sixty days after December 31, 1996. The payable of $8,361 is included in the balance sheet caption "miscellaneous accrued expenses and current liabilities."

Accrued taxes:

     Description        Basis for      Period         Date      Amount
         of Tax         Accrual        Covered        Due        Accrued
     --------------------------------------------------------------------------
       School     1995 Assessed Value     1996          *       $ 154,395
       City       1995 Assessed Value     1996          *          69,356
       County     1995 Assessed Value     1996          *          31,913
       Other      1995 Assessed Value     1996          *          42,074
                                                               ----------
                                                                 $297,738

* 50% of all taxes are due March 1, 1997 and the remaining 50% is due September 1, 1997.

Notes Payable (other than mortgage):

None

Changes in Ownership Interests:

None

Distributions Paid to Partners

The following distributions were paid from Surplus Cash available as of December 31, 1995:

Date                      Partner                                    Amount
------------------------------------------------------------------------------
January 30, 1996       Texas Lakeside Group Limited Partnership      $ 401,000
January 30, 1996       BFQH Tax Credit LP, IV.                       $  99,000
April 30, 1996         Texas Lakeside Group Limited Partnership      $ 100,000

Unauthorized Distribution of Project Revenue:

None

Comments on Balance Sheet Items:

None

Compensation of Partners or Officers:

Compensation was not paid to partners during 1996. However, see Note 5 to the financial statements regarding management fees of $180,609 paid to Radney Management & Investments, Inc., a Class A Limited Partner.

Apartment unit not producing revenue:

Sofia Slobodetsky, Lakeside Square Limited Partnership's office clerk, currently resides at the project site and is provided a one-bedroom unit rent free.

Listing of Identity of Interest Companies and Activity:

                         See page 17.

LAKESIDE SQUARE LIMITED PARTNERSHIP
   HUD Project No. IL06-E000-093
        Supplementary Data
 Changes in Property and Equipment
  For the Year Ended December 31,
               1996


                                       Asset                                        Accumulated     Depreciation
                                                                                                                          Net Book
                    Balance                              Balance        Balance                         Balance            Value
                   December 31,                         December 31,  December 31,                      December 31,    December 31,
                    1995        Additions   Retirements     1996          1995    Additions Retirements     1996             1996
                    ----        ---------   -----------  ----------- ----------  ---------  ----------- ------------     -----------

Land                 $400,000      - - -    - - -       $400,000      $0          - - -      - - -     $0                $400,000

Buildings            $10,326,151   - - -    - - -       $10,326,151   $2,167,023  375,496    - - -     $2,542,519        $7,783,632

Building equipment:

    Portable         $103,340      17,713   - - -       $121,053      $52,039     14,866     - - -     $66,905           $54,148

   Furniture         $15,874        ---     - - -       $15,874       $8,327      2,091      - - -     $10,418           $5,456
                                                        -------
Transportation
equipment            $15,497       - - -    - - -       $15,497       $7,489      3,100      - - -     $10,589           $4,908
                     -------       -----    -----       -------       ------      -----      -----     -------           ------

                     $10,860,862   $17,713  $0          $10,878,575   $2,234,878  $395,553   $0        $2,630,431        $8,248,144

                 LAKESIDE SQUARE LIMITED PARTNERSHIP
                 HUD Project No. IL06-E000-093
                 Identity of Interest Companies and Activity
                 For the Year Ended December 31, 1996
                 (Supplementary Information)



                 Identity of Interest Company                       Services                                     Amount

                 Radney Management & Investments,Inc.       Management of Project                                180,609
                    Managing Agent

                 Radney Management & Investments,Inc.       Reimbursement for project salaries,
                    Managing Agent                          payroll taxes, retirement benefits
                                                            and health insurance                                 375,646


Computation of Surplus Cash,                      U. S. Department of Housing
Distributions and Residual                           and Urban Development
Receipts                                             Office of Housing
                                                 Federal Housing Commissioner



PROJECT NAME                        FISCAL PERIOD ENDED                                              PROJECT NUMBER
        Lakeside Square
           Limited Partnership         12 / 31 / 96                                                  IL06-E000-093
Part A - Compute Surplus Cash
Cash
          1.  Cash (Accounts 1110, 1120, 1191, 1192)                                                 $764,214
          2.  Tenant subsidy vouchers due for period covered by financial statement                                  $23,158

          3.  Other (describe)
        Release from Reserve for Replacement receivable                                              $19,688
        (a) Total Cash (Add Lines 1, 2 and 3)                                                        $807,060
Current obligations
          4. Accrued mortgage interest payable 5. Delinquent  mortgage principal payments 6. Delinquent deposits to reserve for replacements
          7.  Accounts payable (due within 30 days)                                                  $8,720
          8.  Loans and notes (due within 30 days)                                                   $12,456
          9.  Deficient Tax Insurance or MIP Escrow Deposits
         10. Accrued expenses (not escrowed)                                                         $64,164
         11. Prepaid Rents (Account 2210)                                                            $3,402
         12. Tenant security deposits liability (Account 2191)                                       $53,682
         13. Other (Describe)
           (b) Less Total Current Obligations (Add Lines 4 through 13)                                               $142,424
           (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))                                                   $664,636
  PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
          1.  Surplus Cash                                                                                           $664,636
 Limited Dividend Projects
           2a.  Annual Distribution Earned During Fiscal Period
                  Coverd by the Statement
           2b.  Distribution Accrued and Unpaid as of the
                  End of the Prior Fiscal Period

           2c.  Distributions Paid During Fiscal Period Covered by Statement
           3.   Amount to be Carried on Balance Sheet as Distribution
                  Earned but Unpaid (Line 2a plus 2b minus 2c)
          4.  Amount Available for Distribution During Next Fiscal Period

          5.  Deposit Due Residual Receipts
              (Must be  deposited  with  Mortgagee  within 60 days after  Fiscal
Period ends) PREPARED BY REVIEWED BY
Loan Technician                      Loan Servicer

 Date                                    Date


 (See Reverse for Instructions)                       HUD-93486 (8/95)

LAKESIDE SQUARE LIMITED PARTNERSHIP
HUD Project No. IL06-E000-093
Statement of Receipts and Disbursements
                       For the Year Ending December 31, 1996
(Supplementary Data)

SOURCE OF FUNDS
                       Operations:
          Revenues
                             Rental income                                                    $  2,897,874
                             Other income                                                        39,180
                                                                                                                $   2,937,054

          Expenses
                             Administrative expenses                                             93,298
                             Management fees                                                     177,900
                             Operating expenses (utilities)                                      254,499
                             Payrolls                                                            312,015
                             Maintenance expenses                                                377,778
                             Taxes - real estate                                                 257,506
                             Taxes - other                                                       25,666
                             Insurance                                                           114,513
                             Interest on building loan                                           496,826
                             Miscellaneous financial expenses                                    2,963
                                                                                                                    2,112,964

          Cash provided by operations before amortization  824,090  Amortization of mortgage  143,388 Cash  provided by  operations  after debt service
          680,702 Other Increase in mortgage  escrow  deposits  -23,644  Release from Reserve for replacement 19,688
                             Total sources                                                                          676,746

APPLICATION OF FUNDS
         Reserve for replacement - funded                                                                           81,544
         Tenant security deposits                                                                                   828
         Mortgagor expenses                                                                                     42,224
         Acquisition of fixed assets                                                                                17,713
         Distributions to partners                                                                                  600,000
                             Total application of funds                                                             742,309
Increase in cash                                                                                                    -65,563
Unrestricted cash at beginning of year                                                                              753,332
Unrestricted cash at end of year                                                                                $   687,769




                            LAKESIDE SQUARE LIMITED PARTNERSHIP
                               HUD Project No. IL06-E000-093
                        Schedule of Funds In Financial Institutions
                                     December 31, 1996
                                   (Supplementary Data)


             Funds Held by Mortgagor, Regular Operating Account:
                  Frost National Bank - money market - 4.17%                                                          $444,124
                  Bank of Chicago - money market - 3.15%                                                               222,993
                  Old Kent Bank, Chicago - checking                                                                     17,818
                            Operating account, sub-total                                                               684,935
                  Petty cash                                                                                               500
                  Partnership funds                                                                                      2,334

                                 Cash per balance sheet                                                               $687,769

             Funds Held by Mortgagor, In Trust, Tenant Security Deposit:
                  Old Kent Bank - Chicago, Money Market - 3.30%                                                        $78,779

             Funds Held by Mortgagor, In Trust, Reserve for Replacement:
                  Old Kent Bank - Chicago, Money Market - 3.50%                                                       $287,925

             Funds Held by Mortgagor                                                                                $1,051,639


             Funds Held by Mortgagee:
                  Tax and insurance escrow held by Community Investment
                     Corporation                                                                                      $157,821





                  All bank accounts maintained by Mortgagor were confirmed with the financial institution.
                  Funds held by the Mortgagee were confirmed with Community Investment Corporation.

                                        VACEK, LANGE & WESTERFIELD, P.C.
                                          CERTIFIED PUBLIC ACCOUNTANTS
                                               ELEVEN GREENWAY PLAZA
                                                     SUITE 1524
                                              HOUSTON, TEXAS 77046
                                                    (713) 623-2929
                                                Fax: (713) 623-4436


MEMBERS, AMERICAN INSTITUTE OF     MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS      CERTIFIED PUBLIC ACCOUNTANTS



                   Independent Auditors' Report on Internal Control Structure


To the Partners
Lakeside Square Limited Partnership

We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated January 22, 1997. We have also audited Lakeside Square Limited Partnership's compliance with requirements applicable to HUD-assisted programs and have issued our report thereon dated January 24, 1997.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Lakeside Square Limited Partnership complied with laws and regulations, noncompliance with which would be material to a HUD-assisted program.

The management of Lakeside Square Limited Partnership is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

In planning and performing our audits for the year ended December 31, 1996, we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Lakeside Square Limited Partnership and on its compliance with specific requirements applicable to its major HUD-assisted program and to report on the internal control structure in accordance with provisions of the Guide and not to provide any assurance on the internal control structure.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Lakeside Square Limited Partnership's HUD-assisted program. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policy and procedures. Accordingly, we do not express such an opinion.

Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

This report is intended for the information of Lakeside Square Limited Partnership's partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



/s/ Vacek, Lange & Westerfield, P.C.
   January 22, 1997

                                   VACEK, LANGE & WESTERFIELD, P.C.
                                   CERTIFIED PUBLIC ACCOUNTANTS
                                         ELEVEN GREENWAY PLAZA
                                              SUITE 1524
                                         HOUSTON, TEXAS 77046
                                             (713) 623-2929
                                          Fax: (713) 623-4436


MEMBERS, AMERICAN INSTITUTE OF     MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS      CERTIFIED PUBLIC ACCOUNTANTS



            Independent Auditors' Report on Compliance with Specific
                  Requirements Applicable to Major HUD Programs


To the Partners
Lakeside Square Limited Partnership

We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1996 and have issued our report thereon dated January 22, 1997.

We have also audited Lakeside Square Limited Partnership's compliance with the specific program requirements governing (1) rent subsidy requests, and (2) tenant application, eligibility and recertification that are applicable to its only major HUD-assisted program (Section 8 rent subsidy) for the year ended December 31, 1996. The management of Lakeside Square Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Lakeside Square Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, Lakeside Square Limited Partnership complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted program for the year ended December 31, 1996.

This report is intended for the information of Lakeside Square Limited Partnership's partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

/s/Vacek, Lange & Westerfield, P.C.

January 24, 1997

                                     VACEK, LANGE & WESTERFIELD, P.C.
                                       CERTIFIED PUBLIC ACCOUNTANTS
                                           ELEVEN GREENWAY PLAZA
                                               SUITE 1524
                                          HOUSTON, TEXAS 77046
                                             (713) 623-2929
                                           Fax: (713) 623-4436

MEMBERS, AMERICAN INSTITUTE OF     MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS      CERTIFIED PUBLIC ACCOUNTANTS






          Auditors' Schedule of Findings

There are no findings to report.

                         Auditee's Corrective Action Plan


Project:                   Lakeside Square Limited Partnership.

Audit Firm:                Vacek, Lange & Westerfield, P.C.

Audit Period:              December 31, 1996




       C.     Status of Corrective Action or Prior Findings

      Our December  31, 1995 audit did not disclose any findings.

                                   VACEK, LANGE & WESTERFIELD, P.C.
                                     CERTIFIED PUBLIC ACCOUNTANTS
                                       ELEVEN GREENWAY PLAZA
                                              SUITE 1524
                                          HOUSTON, TEXAS 77046
                                              (713) 623-2929
                                        Fax: (713) 623-4436

MEMBERS, AMERICAN INSTITUTE OF      MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS       CERTIFIED PUBLIC ACCOUNTANTS




                         Auditors' Comments on Audit Resolution Matters


  Our  December  31, 1995 audit did not reveal any matters to report.

                                       VACEK, LANGE & WESTERFIELD, P.C.
                                        CERTIFIED PUBLIC ACCOUNTANTS
                                           ELEVEN GREENWAY PLAZA
                                                  SUITE 1524
                                             HOUSTON, TEXAS 77046
                                                  (713) 623-2929
                                          Fax: (713) 623-4436


MEMBERS, AMERICAN INSTITUTE OF      MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS       CERTIFIED PUBLIC ACCOUNTANTS


               Independent Auditors' Report on Compliance with Specific
                Requirements Applicable to Affirmative Fair Housing

To the Partners of
Lakeside Square Limited Partnership

We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1996, and have issued our report thereon dated January 22, 1997.

We have applied procedures to test Lakeside Square Limited Partnership's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted program, for the year ended December 31, 1996.

Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Lakeside Square Limited Partnership's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of Lakeside Square Limited Partnership's partners, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.




                                                    January 24, 1997

                             LAKESIDE SQUARE LIMITED PARTNERSHIP

                                HUD Project No. IL06-E000-093

                         Certificate of Partners and Managing Agent







I hereby certify that I have examined the accompanying financial statements and supplementary data of Lakeside Square Limited Partnership (Federal Identification No. 76-0288740) and to the best of my knowledge and belief, the same is complete and accurate.


                       /s/ John N. Barineau, III      February 24, 1997
                       ------------------------------------------------
                        John N. Barineau, III                   Date
                        as President of J.B. Lakeside, Inc.
                        Managing General Partner of
                        Texas Lakeside Group Limited Partnership,
                        General Partner of Lakeside Square Limited Partnership

                        Also as, President of
                        Radney Management & Investments, Inc.
                        Project Managing Agent and as individual directly responsible for project managament

                                 LAKESIDE SQUARE LIMITED PARTNERSHIP
                                     (AN ILLINOIS LIMITED PARTNERSHIP)
                                       HUD PROJECT NO. IL06-E000-093
                                         FINANCIAL STATEMENTS
                                          DECEMBER 31, 1997

                                       VACEK, LANGE & WESTERFIELD, P.C.
                                         CERTIFIED PUBLIC ACCOUNTANTS
                                     LAKESIDE SQUARE LIMITED PARTNERSHIP
                                      Index to Financial Statements

                                     Page(s)
Independent Auditors' Report                                                                        1
Auditor Information                                                                                 1
Balance Sheet                                                                                       2
Statement of Profit and Loss                                                                      3 - 4
Statement of Changes in Partners' Capital                                                           5
Statement of Cash Flows                                                                           6 - 7
Notes to Financial Statements                                                                     8 - 12
Supplementary Data                                                                               13 - 15
Independent Auditors' Report on Internal Control                                                 16 - 17
Independent Auditors' Report on Compliance with Specific
Requirements Applicable to Major HUD Programs                                                      18

Auditors' Schedule of Findings                                                                     19

Auditee's Corrective Action Plan                                                                   20

Auditor's Comments on Audit Resolution Matters                                                     21

Independent Auditors' Report on Compliance with Specific
Requirements Applicable to Fair Housing and Non-Discrimination                                     22

Certification of Partners and Managing Agent                                                       23




                                   VACEK, LANGE & WESTERFIELD, P.C.
                                    CERTIFIED PUBLIC ACCOUNTANTS
                                         ELEVEN GREENWAY PLAZA
                                                 SUITE 1524
                                           HOUSTON, TEXAS 77046
                                            (713) 623-2929

MEMBERS, AMERICAN INSTITUTE OF                    MEMBERS, TEXAS SOCIETY OF
  CERTIFIED PUBLIC ACCOUNTANTS                  CERTIFIED PUBLIC ACCOUNTANTS


                        Independent Auditors' Report

To the Partners of
Lakeside Square Limited Partnership

We have audited the accompanying balance sheet of Lakeside Square Limited Partnership, a limited partnership, (HUD Project No. IL06-E000-093) as of December 31, 1997, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's managing general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data included in the report (shown on pages 13 to 20) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Lakeside Square Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented, in all material respects, in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 1998 on our consideration of Lakeside Square Limited Partnership's (the "Partnership") internal controls and the Partnership's compliance with laws and regulations.


/s/Vacek,Lange & Westerfield, P.C.
Houston, Texas
January 23, 1998


Under the direct supervision of Randy G. Lange, C.P.A., Texas License No. 24214, the audit of Lakeside Square Limited Partnership's December 31, 1997 financial statements was performed by Vacek, Lange & Westerfield, P.C., FIN: 76-0192275, Texas License C 1882-001, 11 Greenway Plaza, Suite 1524, Houston, Texas 77046, 713-623-2929.

LAKESIDE SQUARE LIMITED PARTNERSHIP
HUD Project No. IL06-E000-093
Balance Sheet
December 31, 1997

                                                                                     ASSETS
         Current assets:
1120          Cash                                                                                   $   825,436
1130          Tenant accounts receivable                                                                   5,534
1240          Prepaid property and liability insurance                                                    49,702
1290          Miscellaneous prepaid expenses                                                               1,062
                  Total current assets                                                                   881,734

1191     Tenants' security deposits held in trust                                                         81,419

         Restricted deposits and funded reserves:
1320          Reserve for replacement (Note 2)                                                           309,038
1310          Mortgage escrow deposits                                                                   139,842
                  Total deposits                                                                         448,880

         Property and equipment (Notes 1 and 3):
1410          Land$                                                                       400,000
1420          Buildings and improvements                                               10,326,151
1440          Building equipment - portable                                               135,041
1450          Furniture                                                                    19,159
1480          Transportation equipment                                                     15,497
                                                                                       10,895,848
                   Less: accumulated depreciation                                      -3,024,059
                     Net property and equipment                                                        7,871,789

1800     Organization costs                                                                                  680
1900     Debt issue costs, net of amortization of $96,846                                                 63,799
                  Total assets                                                                       $ 9,348,301


                                                                       LIABILITIES AND PARTNERS' CAPITAL
         Current liabilities:
2320          Current portion of mortgage payable                                                    $   167,344
2110          Accounts payable                                                                            18,594
2120          Accrued wages and payroll taxes                                                              7,761
2150          Accrued property taxes payable                                                             309,304
2190          Miscellaneous accrued expenses and current liabilities                                      56,717
2210          Deferred rental income                                                                       8,922
                  Total current liabilities                                                              568,642
2191     Tenant security deposits                                                                         54,460
2320     Long-term portion of mortgage payable                                                         6,010,858
                  Total liabilities                                                                    6,633,960
3130     Partners' capital                                                                             2,714,341
                  Total liabilities and partners' capital                                            $ 9,348,301



                                                   The accompanying notes are an integral part of these financial statements.
                                                                                      - 2 -

>

 Statement of                                U.S. Department of Housing
 Profit and Loss                             and Urban Development
                                             Office of Housing

                                                Federal Housing Commissioner
                                                                                            OMB Approval No.2502-0052 (Exp.9/30/98)
 For Month/Period                                           Project Number:                              Project Name:
 Beginning:                   Ending:
            JAN. 1, 1997      DEC 31,1997                         IL06-E000-093           LAKESIDE SQUARE LIMITED PARTNERSHIP

 Part I                         Description of Account                                  Acct. No.      Amount*

              Apartments or Member Carrying Charges (Coops)                               5120         642,661
              Tenant Assistance Payments                                                  5121         2,297,975
 Rental       Furniture and Equipment                                                     5130
 Income       Stores and Commercial                                                       5140
 5100         Garage and Parking Spaces                                                   5170         72,696
              Flexible Subsidy Income                                                     5180
              Miscellaneous (specify)                                                     5190
              Total Rent Revenue                            Potential at 100% Occupancy                                 3,013,332
              Apartments                                                                  5220         6,353
              Furniture and Equipment                                                     5230
 Vacancies    Stores and Commercial                                                       5240
 5200         Garage and Parking Spaces                                                   5270
              Miscellaneous (specify)                                                     5290
              Total Vacancies                                                                                           6,353
              Net Rental Revenue                            Rent Revenue Less Vacancies                                 3,006,979
              Elderly and Congregate Services Income--5300
              Total Service Income                          (Schedule Attached)           5300
              Interest Income--Project Operations                                         5410         23,824
 Financial    Income from Investments--Residual Receipts                                  5430
 Revenue      Income from Investments--Reserve for Replacement                            5440         10,826
 5400         Income from Investments--Miscellaneous                                      5490
              Total Financial Revenue                                                                                   34,650
              Laundry and Vending                                                         5910         22,181
              NSF and Late Charges                                                        5920         2,540
 Other        Damages and Cleaning Fees                                                   5930
 Revenue      Forfeited Tenant Security Deposits                                          5940         2,363
 5900         Other Revenue (specify)     Miscellaneus                                    5990         1,703
              Total Other Revenue                                                                                       28,787
              Total Revenue                                                                                             3,070,416
              Advertising                                                                 6210
              Other Administrative Expense                                                6250
              Office Salaries                                                             6310         92,575
              Office Supplies                                                             6311         15,987
              Office or Model Apartment Rent                                              6312
              Administrative  Management                                                  6320         187,651
 Expenses     Manager or Superintendent Salaries                                          6330         57,618
 6200/6300    Manager or Superintendent Rent Free Unit                                    6331         8,274
              Legal Expenses (Project)                                                    6340         14,830
              Auditing Expenses (Project)                                                 6350         10,996
              Bookkeeping Fees/Accounting Services                                        6351
              Telephone and Answering Service                                             6360         9,197
              Bad Debts                                                                   6370
              Miscellaneous Administrative Expenses (specify)                             6390         43,109
              Total Administrative Expenses                                                                             440,237
              Fuel Oil/Coal                                                               6420
 Utilities    Electricity (Light and Misc. Power)                                         6450         49,600
 Expense      Water                                                                       6451         45,772
 6400         Gas                                                                         6452         172,857
              Sewer                                                                       6453
              Total Utilities Expense                                                                                   268,229
                                             Page 1 of 2                                                 form HUD-92410 (7/91)
                                                                                                         ref Handbook 4370.2
The accompanying notes are an integral part of these financial statements.



              Janitor and Cleaning Payroll                                                6510
              Janitor and Cleaning Supplies                                               6515           15,893
              Janitor and Cleaning Contract                                               6517           1,478
              Exterminating Payroll/Contract                                              6519
              Exterminating Supplies                                                      6520           4,122
              Garbage and Trash Removal                                                   6525           29,001
              Security Payroll/Contract                                                   6530           159,226
              Grounds Payroll                                                             6535
              Grounds Supplies                                                            6536           2,220
              Operating and   Grounds Contract                                            6537           3,785
              Maintenance     Repairs Payroll                                                            6540           157,251
 Expenses     Repairs Material                                                            6541           23,422
 6500         Repairs Contract                                                            6542           122,566
              Elevator Maintenance/Contract                                               6545           26,345
              Heating/Cooling Repairs and Maintenance                                     6546           2,603
              Swimming Pool Maintenance/Contract                                          6547
              Snow Removal                                                                6548
              Decorating Payroll/Contract                                                 6560
              Decorating Supplies                                                         6561           8,938
              Other                                                                       6570           442
              Miscellaneous Operating and Maintenance Expenses                            6590           8,862
              Total Operating and Maintenance Expenses                                                                  566,154
              Real Estate Taxes                                                           6710           318,937
              Payroll Taxes (FICA)                                                        6711           23,243
              Miscellaneous Taxes, Licenses and Permits                                                  6719
 Taxes        Property and Liability Insurance (Hazard)                                                  6720           64,049
 and          Fidelity Bond Insurance                                                     6721           318
 Insurance    Workmen's Compensation                                                      6722           10,147
 6700         Health Insurance and Other Employee Benefits                                6723           36,569
              Other Insurance (specify)      Vehicle                                      6729           2,103
              Total Taxes and Insurance                                                                                 455,366
              Interest on Bonds Payable                                                   6810
              Interest on Mortgage Payable                                                6820           485,060
 Financial    Interest on Notes Payable (Long-Term)                                       6830
 Expenses     Interest on Notes Payable (Short-Term)                                      6840           2,600
 6800         Mortgage Insurance Premium/Service Charge                                   6850
              Miscellaneous Financial Expenses                                            6890           450
              Total Financial Expenses                                                                                  488,110
 Elderly &    Total Service Expenses-                       --Schedule Attached           6900
 Congregate   Total Cost of Operations Before Depreciation                                                              2,218,096
 Service      Profit (Loss) Before Depreciation                                                                         852,320
 Expenses     Depreciation (Total)--6600 (specify)                                        6600                          393,628
 6900         Operating Profit or (Loss)                                                                                458,692
              Officer Salaries                                                            7110
 Corporate or Legal Expenses (Entity)                                                     7120
 Mortgagor    Taxes (Federal-State-Entity)                                                7130-32
 Entity       Other Expenses (Entity)                                                     7190           52,555
 Expenses  Total  Corporate  Expenses  52,555 7100 Net Profit or (Loss)  406,137
 WARNING: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties.(18  U.S.C. 1001, 1010, 1012;31 U.S.C. 3729,
 3802)  Miscellaneous  or  other  Income  and  Expense  Sub-account  Groups.  If miscellaneous or other income and/or expense  sub-accounts  (5190,  5290, 5490,
 5990, 6390,  6590, 6729, 6890, and 7190)exceed the Account  Groupings by 10% or more,  attach a separate  schedule  describing or explaining the  miscellaneous income or expense.
 Part II
 1.  Total principal payments required under the mortgage, even if payments under a Workout              $154,904
      Agreement are less or more than those required under the mortgage.
 2.   Replacement  Reserve deposits required by the Regulatory Agreement or                              $36,000
      Amendments thereto, even if payments may be temporarily suspended or waived.
 3.  Replacement or Painting Reserve releases which are included as expense items on this                $16,208
      Profit and Loss statement.
 4.   Project  Improvement  Reserve  Releases under the Flexible Subsidy Program
      that are included as expense items on this Profit and Loss Statement.                                N/A

                               Page 2 of 2
                                                         form HUD-92410 (7/91)


The accompanying notes are an integral part of these financial statements.

          LAKESIDE SQUARE LIMITED PARTNERSHIP
          HUD Project No. IL06-E000-093
          Statement of Changes in Partners' Equity
          For the Year Ended December 31, 1997





                                                    Partners'                                Partners'
                                                    Capital                                  Capital
                                          Owner-    (Deficit)   Net          Cash            (Deficit)
                                          ship %    12/31/96    Income       Withdrawals     12/31/97
General Partner:
          Texas Lakeside Group
             Limited Partnership          1%        -$878,378   $326,360     -$450,000       -$1,002,018

Investor Limited Partner:
          Boston Financial Qualified
             Housing Tax Credits LP, IV   99%       3,746,600   79,777       -110,000        3,716,377

Special Limited Partner:
          SLP 89, Inc.                    NIL       ---         ---          ---             ---

Class A Limited Partner:
          Radney Management and
             Investments, Inc.            NIL       -18         ---          ---             -18
                                                    ---         ---          ---             ---

                                                    $3,050,280  $406,137     -$560,000       $2,714,341


The accompanying notes are an integral part of these financial statements.

LAKESIDE SQUARE LIMITED PARTNERSHIP
HUD Project No. IL06-E000-093
Statement of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
For the Year Ended December 31, 1997

Cash flows from operating activities:
        Rental receipts                                                                                        $   3,033,280
        Interest receipts                                                                                          34,650
        Other receipts                                                                                             28,787
         Total reciepts                                                                                            3,096,717
        Administrative expenses                                                                                    -105,007
        Management fees                                                                                            -179,998
        Utilities                                                                                                  -280,069
        Salaries and wages                                                                                         -307,436
        Operating and maintenance expenses                                                                         -404,604
        Real estate taxes                                                                                          -307,370
        Miscellaneous taxes and insurance                                                                          -72,380
        Property insurance                                                                                         -56,548
        Interest on mortgage note                                                                                  -485,060
        Miscellaneous financial expenses                                                                           -3,018
        Tenant security and other deposits                                                                         16,117
                                                                                                                   -2,185,373

         Net cash provided by operating activities                                                                 911,344
         (See page 7 for reconciliation to net income)

Cash flows from investing activities:
        Building improvements and acquisition of other depreciable assets                                          -17,273
        Contributions to reserve for replacement                                                                   -46,826
        Releases from reserve for replacement                                                                      45,401

         Net cash (used) by investing activities                                                                   -18,698

Cash flows from financing activities:
        Mortgage principal payments                                                                                -154,904
        Mortgagor expenses                                                                                         -40,075
        Cash distributions paid to partners                                                                        -560,000

         Net cash (used) by financing activities                                                                   -754,979

Net increase in cash                                                                                               137,667

Cash - beginning of period                                                                                         687,769

Cash - end of period                                                                                           $   825,436


 The accompanying notes are an integral part of these financial statements.

                                                                                     - 6 -

LAKESIDE SQUARE LIMITED PARTNERSHIP
HUD Project No. IL06-E000-093
Statement of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
For the Year Ended December 31, 1997

Reconciliation of net income to net cash provided operating activities:

Net income                                                                              $     406,137
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                                             393,628
     Amortization                                                                              11,960
     Mortgagor expenses                                                                        40,075
     Decrease (increase) in:
         Tenant accounts receivable                                                            -2,377
         Rent subsidy receivable from HUD                                                      23,158
         Tenant security deposits held in Trust                                                -2,640
         Prepaid property and liability insurance                                               7,501
         Mortgage escrow deposits                                                              17,979
     Increase (decrease) in:
         Accounts payable                                                                       9,874
         Deferred rental income                                                                 5,520
         Miscellaneous accrued expenses                                                          -249
         Tenant security deposit                                                                  778

                  Net cash provided by operating activities                             $     911,344


The accompanying notes are an integral part of these financial statements.

-7-

                                   LAKESIDE SQUARE LIMITED PARTNERSHIP
                                      HUD Project No. IL06-E000-093
                                       Notes to Financial Statements
                                               December 31, 1997


Note 1 - The Organization and Summary of Significant Account Policies

       Organization
       Lakeside Square Limited Partnership (the "Partnership") was organized on October 2, 1989 as a limited partnership under the laws of the State of Illinois to acquire an apartment building located in Chicago, Illinois, and to operate under the National Housing Act, such apartment project consisting of 308 units. The apartment project is regulated by the U.S. Department of Housing and Urban Development ("HUD") as to rent charges and certain operating methods. Additionally, the Partnership entered into a Housing Assistance Payments Contract ("HAP") which limits annual distributions to partners to an amount equivalent to surplus cash, as defined. Surplus cash is calculated on a specific date in time and is not cumulative for purposes of determining allowable distributions to partners. Surplus cash at December 31, 1997 is $753,534 and is calculated on page 18 of this report. The amended partnership agreement specifies that the term of the Partnership shall not extend beyond December 31, 2040.

       As specified in the HAP contract, the Partnership's rental income is subsidized under Section 8 of the National Housing Act. Accordingly, HUD subsidizes and pays to the Partnership a portion of each qualifying tenant's rent. The amount of subsidy is based on the tenant's adjusted income but is not to exceed 100% of contract rent and certain utility allowances. The provisions stated herein are defined by the HAP contract, and such contract had an original 15 year term commencing in October 1989.

       Under terms of the Partnership Agreement, profits and losses of the Partnership are allocated in accordance with each partner's percentage interest, which are as follows:

                  Texas Lakeside Group Limited Partnership                  1%
                  Boston Financial Qualified Housing Tax
                     Credits L.P. IV (the "Investor Limited Partner")       99%
                  Other Partners                                            NIL

       For years in which cash flow is distributed to partners, profits will be allocated to the partners ratably in accordance with such distributions. Generally, the partnership agreement specifies that distributions of cash flow, as defined, prior to January 1, 1992, shall be distributed to the general partner. Thereafter and through December 31, 2010, a cumulative "Priority Distribution" of $61,000 per year through 1995 and $110,000 per year, thereafter, is payable to the Investor Limited Partner. The next $500,000 of cash flow shall be distributed to the General Partner and any amounts in excess thereof is to be distributed in accordance with each partner's percentage interest. Distributions of cash flow subsequent to December 31, 2010, will be made in accordance with provisions of the Partnership Agreement.

       The Partnership Agreement and other agreements with HUD, provide for Radney Management & Investments, Inc. to be paid a management fee of 6% of gross collections (See Note 5).

       Management's Use of Estimates

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

       Debt Issue Costs

       Costs incurred to refinance the apartment project acquisition and to secure funds to rehabilitate the project are capitalized and amortized over the life of the related loans using the effective interest rate method of amortization. Amortization of debt issue costs for 1996 totalled $11,960 and is included in mortgagor entity expenses.

       Cash Equivalents Cash Flows

       For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit to be cash equivalents.

       Property and Equipment

       Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the following estimated useful lives:

                                                              Life
                  Buildings and improvements                 27.5 years
                  Building equipment and furniture            7.0 years
                  Vehicle                                     5.0 years

       The Partnership accounts for the carrying value of long-lived assets in accordance with the requirements of Statements of Financial Accounting Standards #121.

       Expenditures for major renewals and betterments which substantially increase the project's remaining estimated useful life are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized currently.

       Income Taxes

       The Partnership is not a tax paying entity. Income, deductions and credits of the Partnership must be shown on each individual partner's tax return. Accordingly, a provision for Federal income taxes has not been made in the financial statements. The Partnership's net income for Federal income tax purposes is approximately $417,200. The difference between financial statement and income tax reporting net income is due to differing depreciation methods and recognition of deferred rents as taxable income when collected.

       A substantial portion of the Partnership's assets qualify to generate low income housing tax credits. Low income housing tax credits for 1997 are estimated to be $643,000. If the Partnership meets specific requirements under existing income tax regulations, certain low income housing tax credits will be available annually through December 31, 2001.

       Revenue Recognition

       Monthly rents from occupied units are recognized as income on the first day of each month. Rents collected prior to the first day of the month are deferred.

       Mortgagor Entity Expenses

       Mortgagor entity expenses generally consist of wages, payroll benefit allowance expense, travel expenses, legal expense, amortization of debt issue costs and miscellaneous expenses.


Note 2 - Reserve for Replacement

       Pursuant to terms of the Community Investment Corporation ("CIC") loan agreement, the Partnership is currently required to deposit $3,000 per month to a "Reserve for Replacement". Monthly deposits to the fund will continue until the fund accumulates $400,000. Withdrawals from the fund require approval from CIC and are generally limited to expenditures necessary to improve or replace buildings and equipment.


Note 3 - Long-Term Debt

       Long-term mortgage debt as December 31, 1997 consists of:

Nonrecourse note payable to Community Investment Corporation, secured by mortgage on apartment complex and assignment of rents generated thereby, interest rate is adjustable every third year beginning March 1, 1993, but such adjustment shall not exceed 2% points per adjustment or 5% points in aggregate, interest accrues at the rate of 7.75% during three year period beginning March 1, 1996, principal and interest are payable in monthly installments of $20,065, the note is amortized assuming a twenty-five year level annuity; however, any unpaid principal is due on March 20, 2005

                                                                                                     $  2,282,664

Nonrecourse  note  payable  to  Community  Investment  Corporation,  secured  by mortgage  on  apartment  complex  and  assignment  of rents  generated  thereby, interest rate is adjustable  every third year beginning  March 1, 1993, but such adjustment  shall not exceed 2% points per adjustment or 5% points in aggregate.
The  current  interest  rate is 7.75%,  principal  and  interest  are payable in monthly  installments of $33,292,  the note is amortized  assuming a twenty-five year level  annuity;  however,  any unpaid  principal  is due on March 20,  2005
3,895,538
                                                                                                        6,178,202
Less - current maturities                                                                                 167,344
                                                                                                     -------------
                                                                                                     $  6,010,858

       Six individuals related to the Partnership's general partner have severally guaranteed $500,000 of the notes payable to CIC.

       For the succeeding five years, aggregate maturities applicable to long-term debt outstanding at December 31, 1997 are as follows:

               Year Ending
               December 31,

                  1998                      $ 167,344
                  1999                      $ 180,784
                  2000                      $ 195,305
                  2001                      $ 210,989
                  2002                      $ 227,903


Note 4 - Concentration of Credit Risk

       The Partnership maintains cash balances and other deposits with banks which, in aggregate, are $659,624 in excess of insured limits established by the Federal Deposit Insurance Corporation.


Note 5 - Related Party Transactions

       The apartment project is managed by Radney Management and Investments, Inc. ("Radney"), a limited partner in the Partnership. Management fees payable to Radney are based on six percent of gross collections, which the Partnership's management interprets to include $92,595 for utility allowances that are withheld by HUD from gross rents. For the period ended December 31, 1997, management fees totalled $187,651. For the year ended December 31, 1997, Radney provided the Partnership with all personnel necessary and assigned to operate the project and was reimbursed or accrued for actual costs incurred totalling $367,111. Additionally, Radney was paid $8,435 for "non front line" employee salaries and an employee benefit allowance expense equivalent to 7.7% of wages which totalled $23,672. The non front line employee salaries and employee benefit allowance expense are mortgagor entity expenses which are essentially paid from partnership funds.

       As of December 31, 1997, non-interest bearing advances due to the Partnership's general partner totalling $8,361 are included in the Balance Sheet item captioned "Miscellaneous accrued expenses and current liabilities". The advances were made in previous years to fund key man life insurance premiums.


Note 6 - Accrued Property Taxes Payable

       The Partnership is assessed ad valorem taxes by the Tax Assessor for the County of Cook, Illinois. Property taxes for the year ended December 31, 1997 will be determined and assessed during the summer of 1998. The Partnership has estimated this assessment will not vary materially from the 1997 tax assessment. Accordingly, the December 31, 1997 financial statements reflect a property tax liability based upon this estimate.


Note 7 - Union Contracts

       All of the Partnership's maintenance personnel are employed under a collective bargaining agreement between the Service Employees
       International Union (AFL-CIO) and the Apartment Building Owners & Managers Association. This annual contract expires on November 30, 1998. The Partnership's administrative personnel do not participate in collective bargaining agreement.

Note 8 - Contingency

       The Partnership is a defendant in a lawsuit arising in the normal course of business. The Partnership intends to defend its position vigorously. However, the ultimate outcome of this suit cannot be determined at this time. The Managing General Partner does not, however, believe the outcome will have a material adverse effect on the Partnership.

                                    LAKESIDE SQUARE LIMITED PARTNERSHIP
                                      HUD Project No. IL06-E000-093
                                            Supplementary Data
                                             December 31, 1997


Accounts and notes receivable (other than tenants):

None

Delinquent tenant accounts receivable:

At December 31, 1997 rents receivable from tenants are as follows:

                                              Number of             Amount
                                                tenants            past due
                      Delinquent 30 days..........9.................$ 2,080
                      Delinquent 31-60 days.......6...................1,235
                      Delinquent 61-90 days.......5.................  2,219
                           Total.....................................$5,534

Mortgage escrow deposits:

Estimated amount required as of December 31, 1997 for future payment of:

                      City, state, school and county taxes..........$103,101
                      Property insurance..............................12,181
                      Mortgage insurance.........................     N/A
                      .............................................$ 115,282

                      Total deposits reconciled to mortgagee...... $ 139,842
                                                                   ==========

                      Amount per financial statements in excess
                        (deficient) of estimated requirements......$  24,560
                                                                   ==========

Tenant security deposits:

Tenant security deposits of $54,460 are held in the name of the project at Old Kent Bank-Chicago, money market account # 1063480. This account is insured by the Federal Deposit Insurance Corporation. Tenants receive interest on their deposits calculated at the annual rate of 5%.

Reserve for replacement:

In accordance with the provisions of the Partnership's note agreement, restricted cash is held by the Partnership to be used for repair or replacement of property or equipment with the approval of the mortgagee. The balance of funds in such reserve is as follows:

                      Balance, December 31, 1996..................$  287,925

                      Plus:  Monthly deposits.........................36,000

                      Less: November 19 release requested
                               Hotwater Heaters - expense............(16,208)
                               November 19 release requested
                               Refrigerators & stoves - capital.......(9,505)

                      Plus:  Interest earned......................    10,826
                                                                  -----------

                      Balance, December 31, 1997, as confirmed....$  309,038

The reserve account is maintained with Old Kent Bank - Chicago.

Changes in Property and Equipment:

See page 16 for detailed analysis.

Accounts payable (other than trade creditors):

Accounts payable other than trade creditors represents $8,361 payable to the Partnership's general partner for previous cash advances and life insurance premiums paid. The repayment thereof, from partnership funds, is expected to occur more than sixty days after December 31, 1997. The payable of $8,361 is included in the balance sheet caption "miscellaneous accrued expenses and current liabilities."

Accrued taxes:

     Description      Basis for             Period    Date             Amount
         of Tax        Accrual             Covered     Due             Accrued
     --------------------------------------------------------------------------
       School      1996 Assessed Value      1997       *.............$ 163,436
       City        1996 Assessed Value      1997       *............  ..71,394
       County      1996 Assessed Value      1997       *...........  ...32,359
       Other       1996 Assessed Value      1997       *............    42,115
                                                                     ----------
                                                       ...............$309,304

* 50% of all taxes are due March 1, 1998 and the remaining 50% is due September 1, 1998.

Notes Payable (other than mortgage):

None

Changes in Ownership Interests:

None

Distributions Paid to Partners

The following distributions were paid from Surplus Cash available as of December 31, 1996:

Date                   Partner                                        Amount
-------------------------------------------------------------------------------
February 12, 1997     Texas Lakeside Group Limited Partnership        $ 450,000
February 12, 1997     BFQH Tax Credit LP, IV.                         $ 110,000

Unauthorized Distribution of Project Revenue:

None

Comments on Balance Sheet Items:

None

Compensation of Partners or Officers:

Compensation was not paid to partners during 1997. However, see Note 5 to the financial statements regarding management fees of $187,651 paid to Radney Management & Investments, Inc., a Class A Limited Partner.

Apartment unit not producing revenue:

Sofia Slobodetsky, Lakeside Square Limited Partnership's office clerk, currently resides at the project site and is provided a one-bedroom unit rent free.

Listing of Identity of Interest Companies and Activity:

See page 17.

   LAKESIDE SQUARE LIMITED PARTNERSHIP
      HUD Project No. IL06-E000-093
           Supplementary Data
    Changes in Property and Equipment
  For the Year Ended December 31, 1997


                                                       Accumulated  Depreciation

                                                                                                                         Net Book
                    Balance                                Balance       Balance                          Balance           Value
                   December 31,                          December 31,  December 31,                       December 31,  December 31,
                     1996        Additions  Retirements      1997        1996      Additions Retirements     1997           1997
                    ----------   ---------  -----------  -----------   ----------- --------- -----------  -----------   ------------
Land               $400,000      - - -      - - -        $400,000      $0          - - -     - - -        $0             $400,000

Buildings          $10,326,151   - - -      - - -        $10,326,151   $2,542,519  375,496   - - -        $2,918,015     $7,408,136

Building equipment:

    Portable       $121,053      13,988     - - -        $135,041      $66,905     13,429    - - -        $80,334        $54,707

   Furniture       $15,874       3,285      - - -        $19,159       $10,418     1,603     - - -        $12,021        $7,138

Transportation     $15,497       - - -      - - -        $15,497       $10,589     3,100     - - -        $13,689        $1,808
equipment          -----------   -----      -----        ----------    -------     -----     -----        -----------    ----------

                   $10,878,575   $17,273    $0           $10,895,848   $2,630,431  $393,628  $0           $3,024,059     $7,871,789


                 LAKESIDE SQUARE LIMITED PARTNERSHIP
                 HUD Project No. IL06-E000-093
                 Identity of Interest Companies and Activity
                 For the Year Ended December 31, 1997
                 (Supplementary Information)




                 Identity of Interest Company                                Services                                     Amount

                 Radney Management & Investments,Inc.                        Management of Project                        187,651
                    Managing Agent

                 Radney Management & Investments,Inc.                        Reimbursement for project salaries,
                    Managing Agent                                           payroll taxes, retirement benefits
                                                                             and health insurance                         367,111


                 J. M. Brown Construction Company, Inc.                      Reimbursement for travel expenses
                    20% Shareholder in general partner                       of acting manager
                                                                                                                          1,132




Computation of Surplus Cash,                                                                           U. S. Department of Housing
Distributions and Residual                                                                             and Urban Development
Receipts                                                                                               Office of Housing
                                                                                                       Federal Housing Commissioner




PROJECT NAME                                                        FISCAL PERIOD ENDED                PROJECTNUMBER
            Lakeside Square
               Limited Partnership                                  12 / 31 / 97                       IL06-E000-093
Part A - Compute Surplus Cash
Cash
              1.  Cash (Accounts 1110, 1120, 1191, 1192)                                               $900,794
              2.  Tenant subsidy vouchers due for period covered by financial statement
              3.  Other (describe)

            (a) Total Cash (Add Lines 1, 2 and 3)                                                                        $900,794
Current obligations
              4.  Accrued  mortgage  interest  payable
              5.  Delinquent  mortgage principal   payments
              6.   Delinquent   deposits  to  reserve  for replacements
              7.  Accounts payable (due within 30 days)                                                $18,594
              8.  Loans and notes (due within 30 days)                                                 $13,455
              9.  Deficient Tax Insurance or MIP Escrow Deposits
             10. Accrued expenses (not escrowed)                                                       $51,829
             11. Prepaid Rents (Account 2210)                                                          $8,922
             12. Tenant security deposits liability (Account 2191)                                     $54,460
             13. Other (Describe)
               (b) Less Total Current Obligations (Add Lines 4 through 13)                                               $147,260
               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))                                                   $753,534
  PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
              1.  Surplus Cash                                                                                           $753,534


Limited Dividend Projects
               2a.  Annual Distribution Earned During Fiscal Period
                      Coverd by the Statement
               2b.  Distribution Accrued and Unpaid as of the
                      End of the Prior Fiscal Period
               2c.  Distributions Paid During Fiscal Period Covered by Statement
               3.   Amount to be Carried on Balance Sheet as Distribution
                      Earned but Unpaid (Line 2a plus 2b minus 2c)
              4.  Amount Available for Distribution During Next Fiscal Period

              5.  Deposit Due Residual Receipts
                  (Must be deposited with Mortgagee within 60 days after Fiscal Period ends) PREPARED BY REVIEWED BY
Loan Tech            Loan Servicer
 Date                    Date


             (See Reverse for Instructions)       HUD-93486 (8/95)


                                                                      LAKESIDE SQUARE LIMITED PARTNERSHIP
                                                                         HUD Project No. IL06-E000-093
                                                                    Statement of Receipts and Disbursements
                                                                     For the Year Ending December 31, 1997
                                                                              (Supplementary Data)

SOURCE OF FUNDS
     Operations:
         Revenues
              Rental income                                             $  3,033,280
              Other income                                                    63,437
                                                                                             $     3,096,717

         Expenses
              Administrative expenses                                        105,007
              Management fees                                                179,998
              Operating expenses (utilities)                                 280,069
              Payrolls                                                       307,436
              Maintenance expenses                                           404,604
              Taxes - real estate                                            307,370
              Taxes - other                                                   23,243
              Insurance                                                      105,685
              Interest on building loan                                      485,060
              Miscellaneous financial expenses                                 3,018
                                                                                                   2,201,490

         Cash provided by operations before amortization                                             895,227
         Amortization of mortgage                                                                    154,904
              Cash provided by operations after debt service                                         740,323
         Other
         Decrease in mortgage escrow deposits                                                         17,979
         Release from Reserve for replacement                                                         45,401
              Total sources                                                                          803,703

APPLICATION OF FUNDS
     Reserve for replacement - funded                                         46,826
     Tenant security deposits                                                  1,862
     Mortgagor expenses                                                       40,075
     Acquisition of fixed assets                                              17,273
     Distributions to partners                                               560,000
              Total application of funds                                                             666,036
Increase in cash                                                                                     137,667
Unrestricted cash at beginning of year                                                               687,769
Unrestricted cash at end of year                                                             $       825,436



              LAKESIDE SQUARE LIMITED PARTNERSHIP
              HUD Project No. IL06-E000-093
              Schedule of Funds In Financial Institutions
              December 31, 1997
              (Supplementary Data)


                   Funds Held by Mortgagor, Regular Operating Account:
                        Frost National Bank - money market - 4.25%                                           $543,352
                        TCF National Bank - money market - 3.10%                                              40,170
                        Old Kent Bank, Chicago - checking                                                     234,853
                                  Operating account, sub-total                                                818,375
                        Petty cash                                                                              1,000
                        Partnership funds                                                                       6,061

                                       Cash per balance sheet                                                $825,436

                   Funds Held by Mortgagor, In Trust, Tenant Security Deposit:
                        Old Kent Bank - Chicago, Money Market - 3.30%                                         $81,419

                   Funds Held by Mortgagor, In Trust, Reserve for Replacement:
                        Old Kent Bank - Chicago, Money Market - 3.50%                                        $309,038

                   Funds Held by Mortgagor                                                                 $1,209,832


                   Funds Held by Mortgagee:
                        Tax and insurance escrow held by Community Investment
                           Corporation                                                                       $139,842





                        All bank accounts maintained by Mortgagor were confirmed with the financial institution. Funds held by the Mortgagee were confirmed with Community Investment Corporation.

                                   VACEK, LANGE & WESTERFIELD, P.C.
                                    CERTIFIED PUBLIC ACCOUNTANTS
                                         ELEVEN GREENWAY PLAZA
                                               SUITE 1524
                                          HOUSTON, TEXAS 77046
                                               (713) 623-2929
                                            Fax: (713) 623-4436

 MEMBERS, AMERICAN INSTITUTE OF                    MEMBERS, TEXAS SOCIETY OF
  CERTIFIED PUBLIC ACCOUNTANTS                    CERTIFIED PUBLIC ACCOUNTANTS


             Independent Auditors' Report on Internal Control


To the Partners
Lakeside Square Limited Partnership

We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1997, and have issued our report thereon dated January 23, 1998. We have also audited Lakeside Square Limited Partnership's compliance with requirements applicable to HUD-assisted programs and have issued our report thereon dated January 23, 1998.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Lakeside Square Limited Partnership complied with laws and regulations, noncompliance with which would be material to a HUD-assisted program.

In planning and performing our audit for the year ended December 31, 1997, we obtained an understanding of the design of relevant internal controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements of Lakeside Square Limited Partnership and on its compliance with specific requirements applicable to its major HUD-assisted program and to report on the internal controls in accordance with provisions of the Guide and not to provide any assurance on the internal controls.

The management of Lakeside Square Limited Partnership is responsible for establishing and maintaining internal controls. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal controls. The objectives of internal controls are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in internal controls, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.


We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Lakeside Square Limited Partnership's HUD-assisted program. Our procedures were less in scope than would be necessary to render an opinion on internal control policy and procedures. Accordingly, we do not express such an opinion.

Our consideration of internal controls would not necessarily disclose all matters in internal controls that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal controls and its operation that we consider to be material weaknesses as defined above.

This report is intended for the information of Lakeside Square Limited Partnership's partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



/s/Vacek, Lange & Westerfield, P.C.
January 23, 1998

                           VACEK, LANGE & WESTERFIELD, P.C.
                             CERTIFIED PUBLIC ACCOUNTANTS
                                 ELEVEN GREENWAY PLAZA
                                     SUITE 1524
                                HOUSTON, TEXAS 77046
                                    (713) 623-2929
                                    Fax: (713) 623-4436
    MEMBERS, AMERICAN INSTITUTE OF               MEMBERS, TEXAS SOCIETY OF
   CERTIFIED PUBLIC ACCOUNTANTS                 CERTIFIED PUBLIC ACCOUNTANTS

        Independent Auditors' Report on Compliance with Specific
            Requirements Applicable to Major HUD Programs


To the Partners
Lakeside Square Limited Partnership

We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1997 and have issued our report thereon dated January 23, 1998.

We have also audited Lakeside Square Limited Partnership's compliance with the specific program requirements governing tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, management functions, maintenance and reexamination of tenants, that are applicable to its only major HUD-assisted program (Section 8 rent subsidy) for the year ended December 31, 1997. The management of Lakeside Square Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Lakeside Square Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit disclosed immaterial instances of noncompliance with the requirements referred to above which are listed on page 24 herein. We considered these instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

In our opinion, Lakeside Square Limited Partnership complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted program for the year ended December 31, 1997.

This report is intended for the information of Lakeside Square Limited Partnership's partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

/s/Vacek, Lange & Westerfield, P.C.

January 23, 1998

                  VACEK, LANGE & WESTERFIELD, P.C.
                    CERTIFIED PUBLIC ACCOUNTANTS
                       ELEVEN GREENWAY PLAZA
                            SUITE 1524
                     HOUSTON, TEXAS 77046
                            (713) 623-2929
                        Fax: (713) 623-4436

   MEMBERS, AMERICAN INSTITUTE OF              MEMBERS, TEXAS SOCIETY OF
  CERTIFIED PUBLIC ACCOUNTANTS                 CERTIFIED PUBLIC ACCOUNTANTS



                             Auditors' Schedule of Findings

FINDING #1:

Our audit revealed instances indicative that the procedures employed by Lakeside Square Apartments may require modification to ensure compliance with guidelines set forth in HUD Handbook 4350.3 Change-24 "Occupancy Requirements of Subsidized MultiFamily Housing Programs". Those instances are as follows:

Our sample of five tenant move-ins revealed that applicants' files do not document Federal Preferences. In the particular instances noted, applicants were moved-in apartment units under the Federal preference designation "paying in excess of fifty percent of income for rent". Upon examination of the file documentation, it was discovered that the file did not contain evidence to support the Federal Preference claimed. Paragraph 2-28 of HUD Handbook 4350.3 Change-24 essentially requires that applicants with Federal preferences receive priority over all other applicants.

To ensure Federal Preferences are consistently considered, Lakeside Square Apartments should consider implementing the use of a checklist, or other document, whereby leasing personnel can sign-off that a given preference exists. If the application processing determines that an applicant does not qualify for a Federal Preference, the leasing personnel should select the next applicant on the waiting list who has indicated a Federal Preference.


FINDING #2:

During July 1997 the Partnership's waiting list was opened and applications were accepted. As the applications were processed, qualified applicants were processed for housing. Three applicants did not meet the Partnership's screening criteria and, accordingly will not be offered housing. The applicants, however, had not been given a formal denial. Denial letters should be provided immediately upon determination so that the applicant is afforded the appeals right provided by housing regulations.


Findings #1 and #2 appear to relate principally to employee turnover experienced during 1997.

               Auditee's Corrective Action Plan


Project:                   Lakeside Square Limited Partnership

Audit Firm:                Vacek, Lange & Westerfield, P.C.

Audit Period:              December 31, 1997



                           A.  Comments on Findings and Recommendations

                            Finding #1

                           Lakeside did opt to use the Preference Rule and it has been our practice to obtain copies of leases from the applicants to show that they, indeed, did pay over 50% of their income on rent. Due to transition of personnel some of these copies were not made to go on file. We are in process of trying to obtain the missing information to correct the deficiency.

                           Finding #2

                           It has always been our practice to formally deny applicants when they do not meet our screening criteria. We follow the 4350.3 procedures. These three applicants were inadvertently overlooked to the best of my knowledge.

                           B.  Action Taken

                           Findings #1 & #2

                           The actions  taken on above two  findings are tighter
                          controls, periodic site file audits and closer supervision of site staff.


                           C. Status of Corrective Action or Prior Findings

   Our December 31, 1996 audit did not disclose any findings.

                             VACEK, LANGE & WESTERFIELD, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS
                                    ELEVEN GREENWAY PLAZA
                                          SUITE 1524
                                    HOUSTON, TEXAS 77046
                                     (713) 623-2929
                                 Fax: (713) 623-4436



      MEMBERS, AMERICAN INSTITUTE OF               MEMBERS, TEXAS SOCIETY OF
     CERTIFIED PUBLIC ACCOUNTANTS                 CERTIFIED PUBLIC ACCOUNTANTS




                   Auditors' Comments on Audit Resolution Matters


Our December 31, 1996 audit did not reveal any matters to report.

                                   VACEK, LANGE & WESTERFIELD, P.C.
                                   CERTIFIED PUBLIC ACCOUNTANTS
                                      ELEVEN GREENWAY PLAZA
                                              SUITE 1524
                                       HOUSTON, TEXAS 77046
                                          (713) 623-2929
                                        Fax: (713) 623-4436


               MEMBERS, AMERICAN INSTITUTE OF        MEMBERS, TEXAS SOCIETY OF
            CERTIFIED PUBLIC ACCOUNTANTS            CERTIFIED PUBLIC ACCOUNTANTS


             Independent Auditors' Report on Compliance with Specific Requirements Applicable to Fair Housing and Non-Discrimination

To the Partners of
Lakeside Square Limited Partnership

We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1997, and have issued our report thereon dated January 23, 1998.

We have applied procedures to test Lakeside Square Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted program for the year ended December 31, 1997.

Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Lakeside Square Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements.
Accordingly, we do not express such an opinion.

The results of our tests disclosed minor instances of noncompliance that are required to be reported herein under the Guide and such instances are presented on page 24 of this report.

This report is intended for the information of Lakeside Square Limited Partnership's partners, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Vacek, Lange & Westerfield, P.C.

January 23, 1998

                      LAKESIDE SQUARE LIMITED PARTNERSHIP

                     HUD Project No. IL06-E000-093

    Certification of Partners and Management Agent's Certification







I hereby certify that I have examined the accompanying financial statements and supplementary data of Lakeside Square Limited Partnership HUD Project No. IL06-E000-093 (Federal Identification No. 76-0288740) and to the best of my knowledge and belief, the same are complete and accurate.


            /s/ John N. Barineau, III        January 23, 1998
            -------------------------------------------------
            John N. Barineau, III                   Date
            as President of J.B. Lakeside, Inc.
            Managing General Partner of
            Texas Lakeside Group Limited Partnership,
            General Partner of Lakeside Square Limited Partnership

            Also as, President of
            Radney Management & Investments, Inc.
            Project Managing Agent and as individual directly responsible for project management

                                         LAKESIDE SQUARE LIMITED PARTNERSHIP
                                          (AN ILLINOIS LIMITED PARTNERSHIP)
                                            HUD PROJECT NO. IL06-E000-093
                                                FINANCIAL STATEMENTS
                                                  December 31, 1998
















                                          VACEK, LANGE & WESTERFIELD, P.C.
                                            CERTIFIED PUBLIC ACCOUNTANTS

                                         LAKESIDE SQUARE LIMITED PARTNERSHIP
                                            Index to Financial Statements


                                                                  Page(s)
Independent Auditors' Report                                                                            1
Auditor Information                                                                                     1
Balance Sheet                                                                                           2
Statement of Profit and Loss                                                                          3 - 4
Statement of Changes in Partners' Capital                                                               5
Statement of Cash Flows                                                                               6 - 7
Notes to Financial Statements                                                                         8 - 12
Supplementary Data                                                                                   13 - 19
Independent Auditors' Report on Internal Control                                                     20 - 21
Independent Auditors' Report on Compliance with Specific
Requirements Applicable to Major HUD Programs                                                          22

Auditors' Schedule of Findings                                                                         23

Auditee's Corrective Action Plan                                                                       24

Auditor's Comments on Audit Resolution Matters                                                         25

Independent Auditors' Report on Compliance with Specific
Requirements Applicable to Fair Housing and Non-Discrimination                                         26

Certification of Partners and Managing Agent                                                           27


                               VACEK, LANGE & WESTERFIELD, P.C.
                               CERTIFIED PUBLIC ACCOUNTANTS
                                   ELEVEN GREENWAY PLAZA
                                         SUITE 1524
                                 HOUSTON, TEXAS  77046
                                    (713) 623-2929

MEMBERS, AMERICAN INSTITUTE OF                     MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS                      CERTIFIED PUBLIC ACCOUNTANTS
                   Independent Auditors' Report

         To the Partners of
         Lakeside Square Limited Partnership

         We have audited the accompanying balance sheet of Lakeside Square Limited Partnership, a limited partnership, (HUD Project No. IL06-E000-093) as of December 31, 1998, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's managing general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Square Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary data included in the report (shown on pages 13 to 19) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Lakeside Square Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented, in all material respects, in relation to the financial statements taken as a whole.

         In accordance with Government Auditing Standards, we have also issued reports dated January 27, 1999 on our consideration of Lakeside Square Limited Partnership's (the "Partnership") internal controls, and the Partnership's compliance with specific requirements applicable to major HUD programs and Fair Housing and Discrimination.


         /s/ Vacek,Lange & Westerfield, P.C.
         Houston, Texas
         January 27, 1999
         -----------------------------------------------------------------
         Under the direct supervision of Randy G. Lange, C.P.A., Texas License No. 24214, the audit of Lakeside Square Limited Partnership's December 31, 1998 financial statements was performed by Vacek, Lange & Westerfield, P.C., FIN: 76-0192275, Texas License C 1882-001, 11 Greenway Plaza, Suite 1524, Houston, Texas 77046, 713-623-2929.

     LAKESIDE SQUARE LIMITED PARTNERSHIP
     HUD Project No. IL06-E000-093
     Balance Sheet
     December 31, 1998

                                                     ASSETS
                  Current assets:
     1120             Cash - Operations                                                              $      812,926
     1125             Cash - Entity                                                                          10,022
                                                     Total Cash                                             822,948
     1130             Tenant Accounts Receivable                                                                472
     1200             Miscellaneous Prepaid Expenses                                                         46,278

     1100T                                           Total current assets                                   869,698

     1191             Tenant Deposits Held in Trust                                                          84,147

                  Restricted deposits and funded reserves:
     1310             Escrow Deposits                                                                       145,314
     1320             Replacement Reserve                                                                   347,505
     1300T                                           Total deposits                                         492,819

                  Property and equipment (Notes 1 and 3):
     1410             Land                                                       $        400,000
     1420             Buildings                                                        10,326,151
     1440             Buildings Equipment                                                 167,044
     1465             Office Furniture and Equipment                                       20,926
     1480             Motor Vehicles                                                       15,497
     1400T            Total Fixed Assets                                               10,929,618
     1495             Accumulated Depreciation                                          3,418,612
     1400N                                           Net Fixed Assets                                     7,511,006

                  Intangible Assets
                      Organization costs                                                                        680
                      Debt issue costs, net of amortization of $108,806                                      51,839
     1520                                            Total Intangible Assets                                 52,519

     1000T                                           Total assets                                    $    9,010,189


                                                                  The accompanying notes are an integral part
                                                                         of these financial statements.

                                                                                     - 2 -



                                                                       LIABILITIES AND PARTNERS' CAPITAL

              Current liabilities:
     2109         Accounts Payable (30 days)                                                       $      26,581
     2113         Accounts Payable Entity                                                                 15,981
     2120         Accrued Wages Payable                                                                    9,496
     2121         Accrued Payroll Taxes Payable                                                              727
     2123         Accrued Management Fee Payable                                                          11,190
     2150         Accrued Property Taxes                                                                 320,000
     2170         Mortgage Payable (Short-Term)                                                          180,784
     2190         Miscellaneous Current Liabilities                                                        2,832
     2210         Prepaid Revenue                                                                            660
     2122T                 Total current liabilities                                                     568,251
     2191     Tenant Deposits Held In Trust                                                               59,796
     2320     Mortgage Payable                                                                         5,824,341
     2300T                 Total Long-Term Liabilities                                                 5,884,137

     2000T                 Total liabilities                                                           6,452,388

     3130     Partners' Capital                                                                        2,557,801

     2033T                 Total Liabilities and Partners' Capital                 $               9,010,189


The accompanying notes are an integral part of these financial statements.


Statement of
Profit and Loss

For Month/Period                               Project Number:                              Project Name:
Beginning:                      Ending:
                 JAN. 1, 1998   DEC 31,1998    IL06-E000-093                 LAKESIDE SQUARE LIMITED PARTNERSHIP

Part I                    Description of Account                             Acct. No.      Amount*
                 Gross Potential                                             5120           755,780
                 Tenant Assistance Payments                                  5121           2,308,889
Rental           Stores and Commercial                                       5140
Revenue          Garage and Parking Spaces                                   5170           68,724
5100             Flexible Subsidy Income                                     5180
                 Miscellaneous (specify)                                     5190
                 Excess Rent                                                 5191
                 Insurance                                                   5192
                 Special Claims                                              5193
                 Retained Excess Income                                      5194
                 Total Rent Revenue                                          5100T                         3,133,393

                 Apartments                                                  5220           46,249
                 Stores and Commercial                                       5240
Vacancies        Rental Concessions                                          5250
5200             Garage and Parking Spaces                                   5270
                 Miscellaneous                                               5290
                 Total Vacancies                                             5200T                         46,249

                 Net Rental Revenue                                          5152N                         3,087,144
                 Nursing Homes/Assited Living
                 Board Care/ Other Coop        (Schedule Attached)           5300

                 Project Operations                                          5410           22,957
Financial        Residual Receipts                                           5430
Revenue          Reserve for Replacement                                     5440           11,570
5400             Revenue from Investments--Miscellaneous                     5490
                 Total Financial Revenue                                     5400T                         34,527

                 Laundry and Vending                                         5910           19,556
                 Tenant Charges                                              5920           5,430
Other            Interest Reduction Payments                                 5945
Revenue          Other Revenue (specify)     Miscellaneus                    5990
5900             Total Other Revenue                                         5900T                         24,986
                 Total Revenue                                               5000T                         3,146,657

                 Conventions and  Meetings                                   6203
                 Management Consultants                                      6204
                 Advertising and Marketing                                   6210
                 Other Renting Expenses                                      6250
                 Office Salaries                                                            6310           81,346
                 Office Expenses                                             6311           77,371
                 Office or Model Apartment Rent                                             6312
Administrative   Management                                                  6320           192,256
Expenses         Manager or Superintendent Salaries                                                        6330           54,692
6200/6300        Administrative Rent Free Unit                               6331           8,514
                 Legal Expenses Project                                      6340           10,893
                 Audit Expense                                               6350           12,587
                 Bookkeeping Fees/Accounting Services                        6351
                 Bad Debts                                                   6370
                 Miscellaneous Administrative Expense                        6390           7,438
                 Total Administrative Expenses                               6263T                         445,097

                 Fuel Oil/Coal                                               6420
Utilities        Electricity                                                 6450           50,710
Expense          Water                                                       6451           47,959
6400             Gas                                                         6452           119,691
                 Sewer                                                       6453
                 Total Utilities Expense                                     6400T                         218,360
                                               Page 1 of 2

                 The accompanying notes are an integral part of these financial statements.

                                        -3-

                 Payroll                                                     6510           155,738
                 Supplies                                                    6515           57,909
                 Contracts                                                   6520           214,479
                 Operating Maintenance Rent Free Unit                        6521
                 Garbage and Trash Removal                                   6525           8,568
                 Security Payroll/Contract                                   6530           162,217
                 Security Rent Free Unit                                     6531
                 Heating/Cooling Repairs and Maintenance                     6546           20,805
                 Snow Removal                                                6548
                 Vehicle & Maintenance Equipment Operation & Repairs         6570           8,595
                 Miscellaneous Operating and Maintenance Expenses            6590           9,884
                 Total Operating and Maintenance Expenses                    6500T                         638,195

                 Real Estate Taxes                                           6710           321,307
                 Payroll Taxes (Project's share)                                            6711           25,571
Taxes            Property and Liability Insurance (Hazard)                   6720           53,159
and              Fidelity Bond Insurance                                     6721           358
Insurance        Workmen's Compensation                                      6722           7,089
6700             Health Insurance and Other Employee Benefits                6723           33,093
                 Miscellaneous Taxes, Licenses, Permits and Insurance        6790           2,013
                 Total Taxes and Insurance                                   6700T                         442,590

                 Interest on Mortgage Payable                                6820           472,620
Financial        Interest on Notes Payable (Long-Term)                       6830
Expenses         Interest on Notes Payable (Short-Term)                      6840
6800             Mortgage Insurance Premium/Service Charge                   6850
                 Miscellaneous Financial Expenses                            6890           3,282
                 Total Financial Expenses                                    6800T                         475,902
Elderly &
Congregate       Nursing Home/Assited Living, etc.--Schedule Attached        6900
Service
                 Total Cost of Operations Before Depreciation                6000T                         2,220,144

                 Profit (Loss) Before Depreciation                           5060T                         926,513

                 Depreciation Expense                                        6600                          394,553
                 Amortization Expense                                        6610                          11,960

                 Operating Profit or (Loss)                                  5060N                         520,000

                 Officer Salaries                                            7110
Corporate or     Legal Expenses                                              7120
Mortgagor        Federal, State and Other Income Taxes                       7130
Entity           Interest Income                                             7140
Expenses         Interest on Mortgage Payable                                7141
7100             Interest on Notes Payable                                   7142
                 Other Expenses                                              7190           66,540
                 Total Corporate Expenses                                    7100T                         66,540

                 Net Profit or (Loss)                                        3250                          453,460


Part II
1.Total mortgage principal payments required during the audit year (12 monthly payments).  This applies to all direct loans and HUD-held and fully insured mortgages.
Any approved second mortgages should be included in the figures.                                           $167,344
2.Total of 12 monthly deposits in the audit year into the Replacement Reserve account, as required by the Regulatory Agreement even if payments may be temporarily
   suspended or reduced.                                                                                   $36,000
3.Replacement Reserves, or Residual Receipts and Releases which are included as
   expenseitems on this Profit and Loss statement.                                                         $2,200
4.Project Improvement Reserve releases under the Flexible Subsidy Program that are
   included as expense items on this Profit and Loss Statement.                                             n/a

                                               Page 2 of 2

    The accompanying  notes are an integral part of these financial statements.

    LAKESIDE SQUARE LIMITED PARTNERSHIP
    HUD Project No. IL06-E000-093
    Statement of Changes in Partners' Equity
    For the Year Ended December 31, 1998





                                                                    Partners'                                        Partners'
                                                                    Capital                                          Capital
                                                     Owner-         (Deficit)          Net            Cash           (Deficit)
                                                     ship %         12/31/97           Income         Withdrawals    12/31/98
 General Partner:
    Texas Lakeside Group
       Limited Partnership                           1%             -$1,002,018        $371,689       -$500,000      -$1,130,329

 Investor Limited Partner:
    Boston Financial Qualified
       Housing Tax Credits LP, IV                    99%            3,716,377          81,771         -110,000       3,688,148

 Special Limited Partner:
    SLP 89, Inc.                                     NIL             0                 0              0               0

 Class A Limited Partner:
    Radney Management and
       Investments, Inc.                             NIL            -18                0              0              -18
                                                                    ----------         ---------      ---------      ----------

                                                                    $2,714,341         $453,460       -$610,000      $2,557,801


The accompanying  notes are an integral part of these financial statements.

LAKESIDE SQUARE LIMITED PARTNERSHIP
HUD Project No. IL06-E000-093
Statement of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
For the Year Ended December 31, 1997

Cash flows from operating activities:
        Rental receipts                                                                          $        3,083,944
        Interest receipts                                                                                    34,527
        Other receipts                                                                                       24,986
                      Total reciepts                                                                      3,143,456
        Administrative expenses                                                                            -117,753
        Management fees                                                                                    -188,917
        Utilities                                                                                          -229,671
        Salaries and wages                                                                                 -289,505
        Operating and maintenance expenses                                                                 -495,826
        Real estate taxes                                                                                  -310,611
        Property insurance                                                                                  -48,670
        Miscellaneous taxes and insurance                                                                   -67,936
        Tenant security and other deposits                                                                   -2,608
        Interest on mortgage note                                                                          -472,620
        Miscellaneous financial expenses                                                                     -3,050
                                                                                                         -2,221,951

         Net cash provided by operating activities                                                          921,506
         (See page 7 for reconciliation to net income)

Cash flows from investing activities:
        Building improvements and acquisition of other depreciable assets                                   -33,770
        Net deposits to mortgage escrow account                                                             -38,467
        Net deposits to the reserve for replacement account                                                 -33,770

         Net cash (used) by investing activities                                                            -77,709

Cash flows from financing activities:
        Mortgage principal payments                                                                        -173,077
        Cash distributions paid to partners                                                                -610,000
        Other financing activties (entity expeses)                                                          -63,208

         Net cash (used) by financing activities                                                           -846,285

Net increase in cash                                                                                         -2,488

Cash - beginning of period                                                                                  825,436

Cash - end of period                                                                             $          822,948


   The accompanying notes are an integral part of these financial statements.

LAKESIDE SQUARE LIMITED PARTNERSHIP
HUD Project No. IL06-E000-093
Statement of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
For the Year Ended December 31, 1997

Reconcilation of net income to net cash provided operating activities:
        Net income                                                                               $          453,460
        Adjustments to reconcile net income to net
           Cash provided by operating activities:
                Depreciation                                                                                394,553
                Amortization                                                                                 11,960
                Entitiy expenses                                                                             66,540
                Decrease (increase) in:
                      Tenant accounts receivable                                                              5,062
                      Prepaid expenses                                                                        4,486
                      Cash restricted for tenant security deposits                                           -2,728

         Increase (decrease) in:
                Accounts payable                                                                            -25,630
                Accrued liabilities                                                                          16,497
                Tenant security deposit                                                                       5,336
                Prepaid revenue                                                                              (8,262)
                Other items                                                                                     232
                      Net cash provided by operating activities                                  $          921,506



The accompanying notes are an integral part of these financial statements.

                                         LAKESIDE SQUARE LIMITED PARTNERSHIP
                                            HUD Project No. IL06-E000-093
                                            Notes to Financial Statements
                                                  December 31, 1998


Note 1 - The Organization and Summary of Significant Account Policies

       Organization
       Lakeside Square Limited Partnership (the "Partnership") was organized on October 2, 1989 as a limited partnership under the laws of the State of Illinois to acquire an apartment building located in Chicago, Illinois, and to operate under the National Housing Act, such apartment project consisting of 308 units. The apartment project is regulated by the U.S. Department of Housing and Urban Development ("HUD") as to rent charges and certain operating methods. Additionally, the Partnership entered into a Housing Assistance Payments Contract ("HAP") which limits annual distributions to partners to an amount equivalent to surplus cash, as defined. Surplus cash is calculated on a specific date in time and is not cumulative for purposes of determining allowable distributions to partners. Surplus cash at December 31, 1998 is $771,256 and is calculated on page 18 of this report. The amended partnership agreement specifies that the term of the Partnership shall not extend beyond December 31, 2040.

       As specified in the HAP contract, the Partnership's rental income is subsidized under Section 8 of the National Housing Act. Accordingly, HUD subsidizes and pays to the Partnership a portion of each qualifying tenant's rent. The amount of subsidy is based on the tenant's adjusted income but is not to exceed 100% of contract rent and certain utility allowances. The provisions stated herein are defined by the HAP contract, and such contract had an original 15 year term commencing in October 1989.

       Under terms of the Partnership Agreement, profits and losses of the Partnership are allocated in accordance with each partner's percentage interest, which are as follows:

                  Texas Lakeside Group Limited Partnership                 1%
                  Boston Financial Qualified Housing Tax
                     Credits L.P. IV (the "Investor Limited Partner")      99%
                  Other Partners                                           NIL

       For years in which cash flow is distributed to partners, profits will be allocated to the partners ratably in accordance with such distributions. Generally, the partnership agreement specifies that distributions of cash flow, as defined, prior to January 1, 1992, shall be distributed to the general partner. Thereafter and through December 31, 2010, a cumulative "Priority Distribution" of $61,000 per year through 1995 and $110,000 per year, thereafter, is payable to the Investor Limited Partner. The next $500,000 of cash flow shall be distributed to the General Partner and any amounts in excess thereof is to be distributed in accordance with each partner's percentage interest. Distributions of cash flow subsequent to December 31, 2010, will be made in accordance with provisions of the Partnership Agreement.

       The Partnership Agreement and other agreements with HUD, provide for Radney Management & Investments, Inc. to be paid a management fee of 6% of gross collections (See Note 5).

       Management's Use of Estimates

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

       Debt Issue Costs

       Costs incurred to refinance the apartment project acquisition and to secure funds to rehabilitate the project are capitalized and amortized over the life of the related loans using the effective interest rate method of amortization. Amortization of debt issue costs for 1998 totalled $11,960 and is included in mortgagor entity expenses.

       Cash Equivalents Cash Flows

       For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less and all certificates of deposit to be cash equivalents.

       Property and Equipment

       Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the following estimated useful lives:

                                                              Life
                  Buildings and improvements                 27.5 years
                  Building equipment and furniture            7.0 years
                  Vehicle                                     5.0 years

       The Partnership accounts for the carrying value of long-lived assets in accordance with the requirements of Statements of Financial Accounting Standards #121.

       Expenditures for major renewals and betterments which substantially increase the project's remaining estimated useful life are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized currently.

       Income Taxes

       The Partnership is not a tax paying entity. Income, deductions and credits of the Partnership must be shown on each individual partner's tax return. Accordingly, a provision for Federal income taxes has not been made in the financial statements. The Partnership's net income for Federal income tax purposes is approximately $456,000. The difference between financial statement and income tax reporting net income is due to differing depreciation methods, non-deductible life insurance and recognition of deferred rents as taxable income when collected.

       A substantial portion of the Partnership's assets qualify to generate low income housing tax credits. Low income housing tax credits for 1998 are estimated to be $643,000. If the Partnership meets specific requirements under existing income tax regulations, certain low income housing tax credits will be available annually through December 31, 2001.

       Revenue Recognition

       Monthly rents from occupied units are recognized as income on the first day of each month. Rents collected prior to the first day of the month are deferred.

       Mortgagor Entity Expenses

       Mortgagor entity expenses generally consist of wages, payroll benefit allowance expense, travel expenses, and miscellaneous office expenses.


Note 2 - Reserve for Replacement

       Pursuant to terms of the Community Investment Corporation ("CIC") loan agreement, the Partnership is currently required to deposit $3,000 per month to a "Reserve for Replacement". Monthly deposits to the fund will continue until the fund accumulates $400,000. Withdrawals from the fund require approval from CIC and are generally limited to expenditures necessary to improve or replace buildings and equipment.


Note 3 - Long-Term Debt

       Long-term mortgage debt as December 31, 1998 consists of:

              Nonrecourse note payable to Community Investment Corporation, secured by mortgage on apartment complex and assignment of rents generated thereby, interest rate is adjustable every third year beginning March 1, 1993, but such adjustment shall not exceed 2% points per adjustment or 5% points in aggregate, interest accrues at the rate of 7.75% during three year period beginning March 1, 1996, principal and interest are payable in monthly installments of $20,065, the note is amortized assuming a twenty-five year level annuity; however, any unpaid principal is due on March 20, 2005 $ 2,211,068

Nonrecourse note payable to Community Investment Corporation, secured by mortgage on apartment complex and assignment of rents generated thereby, interest rate is adjustable every third year beginning March 1, 1993, but such adjustment shall not exceed 2% points per adjustment or 5% points in aggregate. The current interest rate is 7.75%, principal and interest are payable in monthly installments of $33,292, the note is amortized assuming a twenty-five year level annuity; however, any unpaid principal is due on March 20, 2005

                                                 3,794,057
                                                 6,005,125
     Less - current maturities                     180,784
                                              ------------
                                              $  5,824,341

Six individuals related to the Partnership's general partner have severally guaranteed $500,000 of the notes payable to CIC.

For the succeeding five years, aggregate maturities applicable to long-term debt outstanding at December 31, 1998 are as follows:

      Year Ending
 December 31,

                  1999        $    180,784
                  2000        $    195,305
                  2001        $    210,989
                  2002        $    227,903
                  2003        $    246,207
                  thereafter  $  4,943,937

Note 4 - Concentration of Credit Risk

The Partnership maintains cash balances and other deposits with banks which, in aggregate, are $915,684 in excess of insured limits established by the Federal Deposit Insurance Corporation.


Note 5 - Related Party Transactions

The apartment project is managed by Radney Management and Investments, Inc. ("Radney"), a limited partner in the Partnership. Management fees payable to Radney are based on six percent of gross collections, which the Partnership's management interprets to include $92,127 for utility allowances that are withheld by HUD from gross rents. For the period ended December 31, 1998, management fees totalled $192,256. Accrued and unpaid management fees as of December 31, 1998 total $11,190.

For the year ended December 31, 1998, Radney provided the Partnership with all personnel necessary and assigned to operate the project and was reimbursed or accrued for actual costs incurred totalling $351,219.

       Additionally, Radney was paid $16,311 for "non front line" employees' salaries and an employee benefit allowance expense equivalent to 7.7% of wages which totalled $23,723. Radney was also paid $12,997 for telephone and office expenses. The non front line employees' salaries, employee benefit allowance expense, telephone, and office expenses are mortgagor entity expenses which are essentially paid from "entity" funds.

       As of December 31, 1998, non-interest bearing advances due to the Partnership's general partner totalling $8,361 are included in the Balance Sheet item captioned "Accounts Payable Entity". The advances were made in previous years to fund key man life insurance premiums. Also, accrued employee benefit allowance expenses of $7,620, which are payable to Radney, are also included in "Accounts Payable Entity".


Note 6 - Accrued Property Taxes Payable

       The Partnership is assessed ad valorem taxes by the Tax Assessor for the County of Cook, Illinois. Property taxes for the year ended December 31, 1998 will be determined and assessed during the summer of 1999. The Partnership has estimated this assessment will not vary materially from the 1997 tax assessment. Accordingly, the December 31, 1998 financial statements reflect a property tax liability based upon this estimate.


Note 7 - Union Contracts

       All of the Partnership's maintenance personnel are employed under a collective bargaining agreement between the Service Employees
       International Union (AFL-CIO) and the Apartment Building Owners & Managers Association. This annual contract expired on November 30, 1998 and the Partnership has negotiated an extended contract through November 1999. The Partnership's administrative personnel do not participate in collective bargaining agreement.


Note 8 - Contingency

       The Partnership has assessed its exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be year 2000 complaint, the Partnership remains susceptible to consequences of the year 2000 issue.

                                         LAKESIDE SQUARE LIMITED PARTNERSHIP
                                            HUD Project No. IL06-E000-093
                                                 Supplementary Data
                                                  December 31, 1998


Accounts and notes receivable (other than tenants):

None

Delinquent tenant accounts receivable:

At December 31, 1998 rents receivable from tenants are as follows:

                                                   Number of             Amount
                                                     tenants            past due
                      Delinquent 30 days                2               $ 271
                      Delinquent 31-60 days             1                 201
                      Delinquent 61-90 days           - -               - - -
                                                                       --------
                           Total                                        $ 472
                                                                       ========

Mortgage escrow deposits:

Estimated amount required as of December 31, 1998 for future payment of:

                      City, state, school and county taxes             $106,666
                      Property insurance                                 11,257
                      Mortgage insurance                                  N/A
                                                                      $ 117,923

                      Total deposits reconciled to mortgagee          $ 145,315
                                                                      =========

                      Amount per financial statements in excess
                        (deficient) of estimated requirements         $  27,392
                                                                      ==========

Tenant security deposits:

Tenant security deposits of $84,187 are held in the name of the project at Old Kent Bank-Chicago, money market account # 1063480. This account is insured by the Federal Deposit Insurance Corporation. Tenants receive interest on their deposits calculated at the annual rate of 5%.

Reserve for replacement:

In accordance with the provisions of the Partnership's note agreement, restricted cash is held by the Partnership to be used for repair or replacement of property or equipment with the approval of the mortgagee. The balance of funds in such reserve is as follows:

                      Balance, December 31, 1997                   $ 309,038

                      Plus:  Monthly deposits                         36,000

                      Less: December 8 release requested:

                               Replace fire door- expense             (2,200)

                               Refrigerators & stoves - capital       (6,903)

                      Plus:  Interest earned                          11,570

                      Balance, December 31, 1998, as confirmed     $ 347,505
                                                                    =========

The reserve account is maintained with Old Kent Bank - Chicago.

Changes in Property and Equipment:

See page 16 for detailed analysis.

Accounts payable (other than trade creditors):

Accounts payable other than trade creditors represents $8,361 payable to the Partnership's general partner for previous cash advances and life insurance premiums paid. The repayment thereof, from entity funds, is expected to occur more than sixty days after December 31, 1998. The payable of $8,361 is included in the balance sheet caption "Accounts Payable Entity."

Accrued taxes:

     Description     Basis for           Period     Date       Amount
         of Tax       Accrual            Covered    Due        Accrued
     -------------   ------------        ---------  -----     ---------
       School       1997 Assessed Value     1998      *       $ 170,440
       City         1997 Assessed Value     1998      *          73,242
       County       1997 Assessed Value     1998      *          33,256
       Other        199 Assessed Value      1998      *          43,062
                                                              ----------
                                                               $320,000

* 50% of all taxes are due March 1, 1999 and the remaining 50% is due September 1, 1999.


Notes Payable (other than mortgage):

None

Changes in Ownership Interests:

None

Distributions Paid to Partners

The following distributions were paid from Surplus Cash available as of December 31, 1997:

Date                  Partner                                     Amount
----                   --------                                  --------
January 27, 1998      Texas Lakeside Group Limited Partnership   $ 500,000
January 27, 1998      BFQH Tax Credit LP, IV.                    $ 110,000

Unauthorized Distribution of Project Revenue:

None

Comments on Balance Sheet Items:

None

Compensation of Partners or Officers:

Compensation was not paid to partners during 1998. However, see Note 5 to the financial statements regarding management fees of $192,256 paid to Radney Management & Investments, Inc., a Class A Limited Partner.

Apartment unit not producing revenue:

Sofia Slobodetsky, Lakeside Square Limited Partnership's office clerk, currently resides at the project site and is provided a one-bedroom unit rent free.

Listing of Identity of Interest Companies and Activity:

See page 17.

         LAKESIDE SQUARE LIMITED PARTNERSHIP
         HUD Project No. IL06-E000-093
         Supplementary Data
         Changes in Property and Equipment
         For the Year Ended December 31, 1998



                                                       ASSETS                                       ACCUMULATED DEPRECIATION



                  Balance                                Balance       Balance                                           Not Book
                December 31,                           December 31,  December 31,                          Balance        Value
                   1997        Additions Retirements    1998             1997    Additions  Retirements  December 31,   December 31,
                                                                                                             1998           1998

1410 Land         $   400,000   - - -    - - -       $   400,000      $        0   - - -    - - -     $            0   $    400,000

1420 Buildings    $10,326,151   - - -    - - -       $10,326,151      $2,918,015  375,496   - - -     $    3,293,511   $  7,032,640

     Building
     equipment:
1440 Portable     $   135,041   32,003   - - -       $   167,044      $   80,334   15,440   - - -     $       95,774   $    71,270

1465 Furniture    $    19,159   1,767    - - -       $    20,926      $   12,021    1,809   - - -     $       13,830   $     7,096

1480 Transportatio
      equipment   $    15,497   - - -    - - -       $    15,497      $   13,689    1,808   - - -     $       15,497   $         0
                  -----------   -----    ---------   -----------      ---------- --------   -----     --------------   ------------

                  $10,895,848   $33,770  $0          $10,929,618      $3,024,059 $394,553   $   0     $    3,418,612   $ 7,511,006


  Asset additions & retirements      Additions       Retirements

1440     Fire boxes                $  14,739           ---
1440     Refrigerators (10)           -4,450           ---
1440     Ranges (14)                  -3,440           ---
1440      Computers (3)                7,314           ---
1440     Software - HUD 2000           2,060           ---
                                     $32,033           ---

1465     Desk & office furniture       1,767           ---

  LAKESIDE SQUARE LIMITED PARTNERSHIP
  HUD Project No. IL06-E000-093
  Identity of Interest Companies and Activity
  For the Year Ended December 31, 1998
  (Supplementary Information)




  Identity of Interest Company                              Services                                       Amount

  Radney Management & Investments,Inc.                      Management of Project                          $192,256
     Managing Agent

  Radney Management & Investments,Inc.                      Reimbursement for project salaries,
     Managing Agent                                         payroll taxes, retirement benefits
                                                            and health insurance                            351,219






                 LAKESIDE SQUARE LIMITED PARTNERSHIP
                 HUD Project No. IL06-E000-093
                 Detail of Miscellaneous Accounts Comprising 10% of Category For the Year Ended December 31, 1998
                 (Supplementary Information)


                 Acct. 7190 - Other Expenses:

                 Life insurance                                      $5,618
                 Telephone and office expenses                       15,509
                 Non front- line employee salaries                   16,311
                 Tax return preparation fees                          2,633
                 Travel and other                                     2,746
                 Employee benefit allowance paid
                    to Radney Management & Investments, Inc.         23,723
                                                                    $66,540


Computation of Surplus Cash,                                                                           U. S. Department of Housing
Distributions and Residual                                                                             and Urban Development
Receipts                                                                                               Office of Housing
                                                                                                       Federal Housing Commissioner


PROJECT NAME                                                        FISCAL PERIOD ENDED                PROJECTNUMBER
            Lakeside Square
               Limited Partnership                                  12 / 31 / 98                       IL06-E000-093
Part A - Compute Surplus Cash
Cash
              1.  Cash (Accounts 1120, 1170, and 1191 less 2105)                                       $897,073
              2.  Tenant subsidy vouchers due for period covered by financial statement
              3.  Other (describe)

            (a) Total Cash (Add Lines 1, 2 and 3)                                                                          $897,073
Current obligations
              4.  Accrued  mortgage  interest  payable  5.  Delinquent  mortgage
              principal   payments  6.   Delinquent   deposits  to  reserve  for
              replacements
              7.  Accounts payable (due within 30 days)                                                $26,581
              8.  Loans and notes (due within 30 days)                                                 $14,535
              9.  Deficient Tax Insurance or MIP Escrow Deposits
             10. Accrued expenses (not escrowed)                                                       $24,245
             11. Prepaid Rents (Account 2210)                                                          $    60
             12. Tenant security deposits liability (Account 2191)                                     $59,796
             13. Other (Describe)
               (b) Less Total Current Obligations (Add Lines 4 through 13)                                                 $125,817
               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))                                                     $771,256
  PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
              1.  Surplus Cash
 Limited Dividend Projects
               2a.  Annual Distribution Earned During Fiscal Period
                      Coverd by the Statement
               2b.  Distribution Accrued and Unpaid as of the
                      End of the Prior Fiscal Period
               2c.  Distributions Paid During Fiscal Period Covered by Statement
               3.   Amount to be Carried on Balance Sheet as Distribution
                      Earned but Unpaid (Line 2a plus 2b minus 2c)
              4.  Amount Available for Distribution During Next Fiscal Period
              5.  Deposit Due Residual Receipts
                  (Must be deposited with Mortgagee  within 60 days after Fiscal
Period ends) PREPARED BY REVIEWED BY
Loan Technician                 Loan Servicer
Date                              Date


       (See Reverse for Instructions)              HUD-93486 (8/95)

              LAKESIDE SQUARE LIMITED PARTNERSHIP
              HUD Project No. IL06-E000-093
              Schedule of Funds In Financial Institutions
              December 31, 1998
              (Supplementary Data)


                   Funds Held by Mortgagor, Regular Operating Account:
                        Frost National Bank - money market - 4.22%                                         $684,032
                        TCF National Bank - money market                                                     95,492
                        Old Kent Bank, Chicago - checking                                                    32,502
                                  Operating account, sub-total                                              812,026
                        Petty cash                                                                              900

                                       Cash - operations                                                   $812,926

                   Funds Held by Mortgagor, In Trust, Tenant Security Deposit:
                        Old Kent Bank - Chicago, Money Market                                               $84,147

                   Funds Held by Mortgagor, In Trust, Reserve for Replacement:
                        Old Kent Bank - Chicago, Money Market                                              $347,505

                   Funds Held by Mortgagor                                                               $1,244,578


                   Funds Held by Mortgagee:
                     Tax and insurance escrow held by Community Investment
                           Corporation                                                                     $145,314




                        All bank accounts maintained by Mortgagor were confirmed with the financial institution. Funds held by the Mortgagee were confirmed with Community Investment Corporation.

                                                VACEK, LANGE & WESTERFIELD, P.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                        ELEVEN GREENWAY PLAZA
                                                             SUITE 1524
                                                        HOUSTON, TEXAS  77046
                                                           (713) 623-2929
                                                         Fax: (713) 623-4436


MEMBERS, AMERICAN INSTITUTE OF                    MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS                   CERTIFIED PUBLIC ACCOUNTANTS



              Independent Auditors' Report on Internal Control


         To the Partners
         Lakeside Square Limited Partnership

         We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 27, 1999. We have also audited Lakeside Square Limited Partnership's compliance with requirements applicable to HUD-assisted programs and have issued our report thereon dated January 27, 1999.

         We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Lakeside Square Limited Partnership complied with laws and regulations, noncompliance with which would be material to a HUD-assisted program.

         In planning and performing our audit for the year ended December 31, 1998, we obtained an understanding of the design of relevant internal controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements of Lakeside Square Limited Partnership and on its compliance with specific requirements applicable to its major HUD-assisted program and to report on the internal controls in accordance with provisions of the Guide and not to provide any assurance on the internal controls.

         The management of Lakeside Square Limited Partnership is responsible for establishing and maintaining internal controls. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal controls. The objectives of internal controls are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in internal controls, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Lakeside Square Limited Partnership's HUD-assisted program. Our procedures were less in scope than would be necessary to render an opinion on internal control policy and procedures. Accordingly, we do not express such an opinion.

Our consideration of internal controls would not necessarily disclose all matters in internal controls that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal controls and its operation that we consider to be material weaknesses as defined above.

This report is intended solely for the information of Lakeside Square Limited Partnership's partners, management and personnel, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


/s/Vacek, Lange & Westerfield P.C.

January 27, 1999

                                                VACEK, LANGE & WESTERFIELD, P.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                        ELEVEN GREENWAY PLAZA
                                                             SUITE 1524
                                                        HOUSTON, TEXAS  77046
                                                           (713) 623-2929
                                                         Fax: (713) 623-4436


MEMBERS, AMERICAN INSTITUTE OF                      MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS                       CERTIFIED PUBLIC ACCOUNTANTS

               Independent Auditors' Report on Compliance with Specific
                     Requirements Applicable to Major HUD Programs


         To the Partners
         Lakeside Square Limited Partnership

         We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1998 and have issued our report thereon dated January 27, 1999.

         We have also audited Lakeside Square Limited Partnership's compliance with the specific program requirements governing tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, management functions, maintenance and reexamination of tenants, that are applicable to its only major HUD-assisted program (Section 8 rent subsidy) for the year ended December 31, 1998. The management of Lakeside Square Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Lakeside Square Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         The results of our tests disclosed immaterial instances of noncompliance with the above requirements, which have been communicated to management of Lakeside Square Limited Partnership in a separate letter dated February 10, 1999. We considered those instances of non-compliance in forming our opinion on compliance, which is expressed in the following paragraph.

         In our opinion, Lakeside Square Limited Partnership complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted program for the year ended December 31, 1998.

         This report is intended solely for the information of Lakeside Square Limited Partnership's partners, management and personnel, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


         /s/Vacek, Lange & Westerfield P.C.
         January 27, 1999

                                               VACEK, LANGE & WESTERFIELD, P.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                        ELEVEN GREENWAY PLAZA
                                                             SUITE 1524
                                                        HOUSTON, TEXAS  77046
                                                           (713) 623-2929
                                                         Fax: (713) 623-4436

MEMBERS, AMERICAN INSTITUTE OF                       MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS                     CERTIFIED PUBLIC ACCOUNTANTS






                             Auditors' Schedule of Findings

         There are no findings to report.

                                          Auditee's Corrective Action Plan


Project:                   Lakeside Square Limited Partnership

Audit Firm:                Vacek, Lange & Westerfield, P.C.

Audit Period:              December 31, 1998



                           A.  Comments on Findings and Recommendations

                           The audit did not disclose any reportable findings.

                           B.  Action Taken

                           None required.


                           C. Status of Corrective Action or Prior Findings

  -------------------------------------------------------------------------

  During 1998 the Partnership discontinued the use of Federal Preferences for selecting housing applicants. Also, property management was instructed to issue applicant denial letters expeditiously.
 ---------------------------------------------------------------------------

                                                VACEK, LANGE & WESTERFIELD, P.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                        ELEVEN GREENWAY PLAZA
                                                             SUITE 1524
                                                        HOUSTON, TEXAS  77046
                                                           (713) 623-2929
                                                         Fax: (713) 623-4436

MEMBERS, AMERICAN INSTITUTE OF                        MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS                      CERTIFIED PUBLIC ACCOUNTANTS




                       Auditors' Comments on Audit Resolution Matters


         The Partnership has taken action to resolve both findings reported in our December 31, 1997 report. Specifically, Federal Preference are no longer used to select housing applicants and formal applicant denial letters are issued on a timely basis.

                                          VACEK, LANGE & WESTERFIELD, P.C.
                                            CERTIFIED PUBLIC ACCOUNTANTS
                                                ELEVEN GREENWAY PLAZA
                                                     SUITE 1524
                                                HOUSTON, TEXAS  77046
                                                   (713) 623-2929
                                                 Fax: (713) 623-4436


MEMBERS, AMERICAN INSTITUTE OF                  MEMBERS, TEXAS SOCIETY OF
 CERTIFIED PUBLIC ACCOUNTANTS                  CERTIFIED PUBLIC ACCOUNTANTS


                  Independent Auditors' Report on Compliance with Specific
             Requirements Applicable to Fair Housing and Non-Discrimination

To the Partners of
Lakeside Square Limited Partnership

We have audited the financial statements of Lakeside Square Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 27, 1999.

We have applied procedures to test Lakeside Square Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted program for the year ended December 31, 1998.

Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Lakeside Square Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements.
Accordingly, we do not express such an opinion.

The results of our tests disclosed immaterial instances of noncompliance with the above requirements, which have been communicated to management of Lakeside Square Limited Partnership in a separate letter dated February 10, 1999.

This report is intended solely for the information of Lakeside Square Limited Partnership's partners, management and personnel, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

/s/Vacek, Lange & Westerfield P.C.



January 27, 1999

                                         LAKESIDE SQUARE LIMITED PARTNERSHIP

                                            HUD Project No. IL06-E000-093

               Certification of Partners and Management Agent's Certification







I hereby certify that I have examined the accompanying financial statements and supplementary data of Lakeside Square Limited Partnership HUD Project No. IL06-E000-093 (Federal Identification No. 76-0288740) and to the best of my knowledge and belief, the same are complete and accurate.



                    ---------------------------------------------
                    John N. Barineau, III                   Date
                    as President of J.B. Lakeside, Inc.
                    Managing General Partner of
                    Texas Lakeside Group Limited Partnership,
                    General Partner of Lakeside Square Limited Partnership

                    Also as, President of
                    Radney Management & Investments, Inc.
                    Project Managing Agent and as individual directly responsible for project management

                                        Financial Statements, Additional
                                        Information and Additional Reports

                                        Kenilworth Associates Ltd.
                                        A Limited Partnership
                                        (a.k.a. Mayfair Mansions)
                                        FHA Project No. 000-44160/000-35349

                                        Year ended December 31, 1998


                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                         (a.k.a. Mayfair Mansions)
                                    FHA Project No. 000-44160/000-35349




                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                     Financial Statements, Additional
                                    Information and Additional Reports

                                       Year ended December 31, 1998


                                                 Contents


Report of Independent Auditors.................................................3

Financial Statements:
   Balance Sheet...............................................................4
   Statement of Profit and Loss................................................6
   Statement of Partners' Equity (Deficit).....................................8
   Statement of Cash Flows.....................................................9
   Notes to Financial Statements..............................................12

                                      Report of Independent Auditors

To the Partners
Kenilworth Associates Ltd.

We have audited the accompanying balance sheet of Kenilworth Associates Ltd., a Limited Partnership, FHA Project No.000-44160/000-35349 (the "Partnership"), as of December 31, 1998, and the related statements of profit and loss, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements referred to above present fairly, in
all material respects, the financial position of Kenilworth Associates Ltd.,   a
Limited Partnership, FHA Project No.000-44160/000-35349, as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report, as referred to in the Table of Contents, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, unless otherwise noted, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued a report dated February 12, 1999, on our consideration of Kenilworth Associates Ltd.'s, a Limited Partnership, FHA Project No. 000-44160/000-35349 internal control and a report dated February 12, 1999, on its compliance with applicable laws and regulations.

                                                               [GRAPHIC OMITTED]
February 12, 1999

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                               Balance Sheet

                                             December 31, 1998



Assets
Current assets:
   1120  Cash - operations                                     $        311,695
   1130  Accounts receivable - tenant                                    48,603
   1160  Accounts receivable - interest                                   2,542
   1191  Tenant security deposits held in trust fund                    190,000
   1200  Miscellaneous prepaid expense                                  156,920
                                                          ---------------------
                                                                        709,760
Funded Reserves:
   1310  Escrow deposits                                                150,880
   1320  Replacement reserve                                            986,224
   1330  Other reserves                                               1,221,204
   1340  Residual receipts reserve                                        5,985
                                                          ---------------------
                                                                      2,364,293

Fixed Assets:
   1410  Land                                                         2,080,022
   1420  Buildings                                                   28,010,005
   1465  Office furniture and equipment                                  13,921
   1470  Maintenance equipment                                          133,560
   1480  Motor vehicles                                                  16,124
   1490  Miscellaneous fixed assets                                       5,269
                                                          ---------------------
                                                                     30,258,901

Less:  1495  Accumulated depreciation                               (10,819,279)
                                                          ---------------------
                                                                     19,439,622
Other assets:
   1520  Intangible assets, less accumulated amortization of $163,618
                                                                        133,953
                                                          ---------------------

Total assets                                                     $   22,647,628
                                                          =====================
See accompanying notes.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                         Balance Sheet (continued)

                                             December 31, 1998



Liabilities
Current liabilities:
   2110  Accounts payable - operations                             $     92,568
   2120  Accrued wages payable                                            8,255
   2121  Accrued payroll taxes payable                                    7,057
   2123  Accrued management fee payable                                  18,624
   2130  Accrued interest payable  - section 236                          1,182
   2131  Accrued interest payable - first mortgage                       69,923
   2133  Accrued interest payable - other loans                         419,100
   2170  Mortgage payable - first mortgage (short-term)                 149,575
   2172  Mortgage payable - second mortgage (short-term)                217,111
   2191  Tenant deposits held in trust                                  187,796
   2210  Prepaid revenue                                                 24,255
                                                              -----------------
                                                                      1,195,446

Long-term liabilities:
   2310  Notes payable (long-term)                                    1,905,000
   2320  Mortgage payable - first mortgage, less current portion     13,673,766
   2322  Mortgage payable - second mortgage, less current portion     5,691,425
   2390  Miscellaneous long-term liabilities                          1,221,204
                                                              -----------------
                                                                     22,491,395
Owners' equity
   3130  Partners' deficit                                           (1,039,213)
                                                              -----------------
Total liabilities and equity                                        $22,647,628
                                                              =================


See accompanying notes.

Statement of      U.S. Department of Housing
Profit and Loss            and Urban Development
                  Office of Housing
                  Federal Housing Commissioner
                                       OMB Approval No. 2502-0052 (Exp. 8/31/92)
--------------------------------------------------------------------------------
Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington D.C.20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington D.C. 20503.
Do not send this completed form to either of these addresses.
--------------------------------------------------------------------------------
------------------------------- ---------------------- -------------------------
For Month/Period                Project Number:        Project Name:

Beginning:  01/1/98             000-44160/000-35349    Kenilworth Associates Ltd
Ending:   12/31/98

------------------------------- ---------------------- -------------------------------------------------------------------
PartI Description of Account                           Acct. No.   Amount*
----- ------------------------------------------------ ----------- -------------------------------------------------------
      ------------------------------------------------ -----------
      Rent Revenue Gross Potential                     5120        $             2,347,565
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Tenant Assistance Payments                       5121        $             1,521,523
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
RentalStores and Commercial                            5140        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
RevenuGarage and Parking Spaces                        5170        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
5100  Flexible Subsidy Income                          5180        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Excess Rental                                    5191        $                31,383
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Rent Revenue Potential at 100% Occupancy                                          $                3,900,471
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Apartments                                       5220        (              170,159)
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Rental Concessions                               5250        (                     )
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
VacancStores and Commercial                            5240        (                     )
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
5200  Garage and Parking Spaces                        5270        (                     )
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Miscellaneous (specify)                          5290        (                     )
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Vacancies                                                                         (                  170,159)
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Net Rental Revenue Rent Revenue Less Vacancies                                          $                3,730,312
      ------------------------------------------------ ----------- --------------------------
----- ------------------------------------------------ ----------- -------------------------- ----------------------------
      Elderly and Congregate Services Income - 5300
      Total Service Income (Schedule Attached)         5300
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Financial - Project Operations                   5410        $                18,622
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
FinancRevenue from Investments - Residual Receipts     5430        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
RevenuRevenue from Investments - Reserve for           5440        $                24,530
      Replacement
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
5400  Revenue from Investments - Miscellaneous         5490        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Revenue Income - Other                                       $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Financial Reserve                                                                                    43,152
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Laundry and Vending Revenue                      5910        $                11,313
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Tenant Changes                                   5920        $                19,037
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
Other Interest Reduction                               5945        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
RevenuExpiration of Gift/Owner Reductions              5960        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
5900  Miscellaneous Revenue                            5990        $                 7,140
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Other Revenue                                                                                        37,490
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Revenue                                                                                           3,810,954
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Advertising and Marketing                        6210        $                 5,319
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Other Renting Expense                            6250        $                 4,898
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Office Salaries                                  6310        $                68,738
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Office Expenses                                  6311        $                28,591
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Office or Model Apartment Rent                   6312        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
AdminiManagement Fee                                   6320        $               202,044
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
ExpensManager or Superintendent Salaries               6330        $                42,038
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
6200/6Administrative Rent Free Unit                    6331        $                 7,056
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Legal Expense Project                            6340        $                24,825
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Auditing Expenses (Project)                      6350        $                28,900
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Bad Debts                                        6370        $                37,482
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Miscellaneous Administrative Expenses            6390        $                 4,322
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Administrative Expenses                                                                             454,213
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Fuel Oil/Coal                                    6420        $
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Electricity                                      6450        $                54,495
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
UtilitWater                                            6451        $               258,650
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
ExpensGas                                              6452        $               130,822
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
6400  Sewer                                            6453        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Utilities Expense                                                                                   443,967
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      ------------------------------------------------ ----------- -------------------------- ---------------------------


----- ------------------------------------------------ ----------- -------------------------- ----------------------------
* All amounts must be rounded to the nearest dollar; $.50 and       Page 1 of 2
                                                           form HUD-92410 (7/91)
   over, round up- $.49 and below, round down.               ref Handbook 4370.2
--------------------------------------------------------------------------------------------------------------------------

------------------------------- ---------------------- -------------------------------------------------------------------
For Month/Period                Project Number:        Project Name:

Beginning:  01/1/98             000-44160/000-35349    Kenilworth Associates Ltd
Ending:   12/31/98
------------------------------- ---------------------- -------------------------------------------------------------------
Part              Description of Account               Acct. No.             Amount*
I
----- ------------------------------------------------ ---------- --------------------------------------------------------
      ------------------------------------------------ ---------- --------------------------
      Payroll                                          6510       $               194,873
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
      Supplies                                         6515       $                77,366
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
      Contract                                         6520       $               257,217
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
      Garbage and Trash Removal                        6525       $                57,775
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
OperatSecurity Payroll/Contract                        6530       $               142,853
and
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
MainteHeating/Cooling Repairs                          6546       $                49,297
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
ExpensVehicle Maintenance Equipment Operations and     6570       $                 1,001
      Repairs
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
6500  Miscellaneous Operating and Maintenance          6590       $                35,001
      Expenses
      ------------------------------------------------ ---------- -------------------------- -----------------------------
      ------------------------------------------------ ---------- --------------------------

      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- -------------------------- -----------------------------
      Total Operating and Maintenance Expenses                                               $                  815,383
----- ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
      Real Estate Taxes                                6710       $               189,480
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
Taxes Payroll Taxes (Project's share)                  6711       $                31,584
and
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
InsuraProperty and Liability Insurance (Hazard)        6720       $               115,491
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
6700  Workmen's Compensation                           6722       $                 9,211
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
      Miscellaneous Taxes, License, Permits,           6790       $                23,847
      Insurance
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
      Total Taxes and Insurance                                                              $                  369,613
      ------------------------------------------------ ---------- --------------------------
----- ------------------------------------------------ ---------- -------------------------- -----------------------------
      Interest on Bonds Payable                        6810       $
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
      Interest on Mortgage Payable                     6820       $             1,008,356
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
FinancInterest on Notes Payable (Long-Term)            6830       $                57,150
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
ExpensInterest on Notes Payable (Short-Term)           6840       $
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
6800  Mortgage Insurance Premium/Service Charge        6850       $                99,903
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
      Miscellaneous Financial Expenses                 6890       $                20,672
      ------------------------------------------------ ---------- -------------------------- -----------------------------
      ------------------------------------------------ ---------- --------------------------
      Total Financial Expenses                                                               $                1,186,081
----- ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- -------------------------- -----------------------------
      Total Service Expenses - Schedule Attached       6900                                  $
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- -------------------------- -----------------------------
ElderlTotal Cost of Operations Before Depreciation                                           $                3,269,257
 &
      ------------------------------------------------ ---------- -------------------------- -----------------------------
      ------------------------------------------------ ---------- --------------------------
CongreProfit (Loss) Before Depreciation and                                                  $                  541,697
      Amortization
      ------------------------------------------------ ---------- -------------------------- -----------------------------
      ------------------------------------------------ ---------- --------------------------
ServicDepreciation (Total) - 6600 (specify)            6600                                  $                1,105,067
Expenses
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- -------------------------- -----------------------------
6900  Amortization Expense                             6610                                  $                    2,127
      ------------------------------------------------ ---------- --------------------------
      -------------------------------------------------------------------------------------- -----------------------------
      Operating Profit or (Loss)                                                             $                (565,497)
      -------------------------------------------------------------------------------------- -----------------------------
----- ------------------------------------------------ ---------- -------------------------- -----------------------------
      Officer Salaries                                 7110
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
CorporLegal Expenses (Entity)                          7120       $
 or
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
MortgaTaxes (Federal-State-Entity)                     7130-32    $
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- --------------------------
EntityOther Expenses (Entity)                          7190       $             1,074,625
      ------------------------------------------------ ---------- --------------------------
      ------------------------------------------------ ---------- -------------------------- -----------------------------
ExpensTotal Corporate Expense                                                                $              1,074,625
      ------------------------------------------------ ---------- -------------------------- -----------------------------
      ------------------------------------------------ ---------- -------------------------- -----------------------------
7100  Net Profit or (Loss)                                                                   $              (1,640,122)
----- ------------------------------------------------ ---------- -------------------------- -----------------------------
Warning: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties. (18
U.S.C. 1001, 1010, 1012; 31 U.S.C. 3729, 3802)

Miscellaneous or other Income and Expense Sub-account Groups.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5940, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
--------------------------------------------------------------------------------------------------------------------------
Part II
-------------------------------------------------------------------------------------------- -----------------------------
1.  Total principal payments required under the mortgage, even if payments under a Workout
Agreement are less or more                                                                   $                   311,169
      than those required under  the mortgage.
-------------------------------------------------------------------------------------------- -----------------------------
2.  Replacement Reserve deposits required by the Regulatory Agreement of Amendments
thereto, even if payments may                                                                $                    80,856
     be temporarily suspended or waived.
-------------------------------------------------------------------------------------------- -----------------------------
3.  Replacement or Painting Reserve releases which are included as expense items on this
Profit and Loss statement                                                                    $                         -

                                                                                             -----------------------------
-------------------------------------------------------------------------------------------- -----------------------------
4.  Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items on this
     Profit and Loss Statement.
-------------------------------------------------------------------------------------------- -----------------------------
*U.S. Government Printing Office: 1992 - 312-128/60160                                                     Page 2 of 2
form HUD-92410


                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349
                                  Statement of Partners' Equity (Deficit)

                                       Year ended December 31, 1998



Partners' equity, beginning of year                                $    663,447

Distributions                                                           (62,538)

Net loss                                                             (1,640,122)
                                                              -----------------
Partners' deficit, end of year                                     $ (1,039,213)
                                                              =================

Percentage of partnership interests:
   General   1%
   Limited 99%


See accompanying notes.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                          Statement of Cash Flows

                                       Year ended December 31, 1998



Cash flows from operating activities
Rental receipts                                                      $3,702,827
Interest receipts                                                        43,153
Other receipts                                                           37,489
Administrative expenses                                                (141,392)
Administrative salaries                                                (110,776)
Management fees                                                        (203,023)
Utilities                                                              (427,795)
Operating and maintenance expenses                                     (495,646)
Operating and maintenance payroll                                      (319,739)
Real estate taxes                                                      (186,708)
Payroll taxes                                                           (26,876)
Miscellaneous taxes                                                     (13,954)
Property insurance                                                     (118,802)
Miscellaneous insurance                                                 (19,104)
Interest on mortgage notes                                           (1,037,783)
Mortgage insurance premium                                              (96,840)
Miscellaneous financial expense                                         (20,672)
                                                              -----------------

Net cash provided by rental operating activities                        564,359

Tenant security deposits                                                  2,485
Mortgagor entity expenses                                              (387,316)
                                                              -----------------
                                                                       (384,831)
                                                              -----------------
Net cash provided by operating activities                          $    179,528
                                                              -----------------


See accompanying notes.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                    Statement of Cash Flows (continued)

                                       Year ended December 31, 1998



Cash flows from investing activities
Acquisitions of building improvements                             $     (49,085)
Acquisitions of equipment                                               (45,646)
Deposits to reserve for replacements                                   (105,357)
                                                              -----------------

Net cash used in investing activities                                  (200,088)
                                                              -----------------

Cash flows from financing activities
Proceeds from debt refinancing                                          457,351
Payment for deferred financing costs                                   (136,100)
Mortgage principal payments                                            (311,169)
Distribution to partners                                                (62,538)
                                                              -----------------

Net cash used in financing activities                                   (52,456)
                                                              -----------------

Net decrease in cash                                                    (73,016)

Cash, beginning of year                                                 384,711
                                                              -----------------

Cash, end of year                                                 $     311,695
                                                              =================


See accompanying notes.

                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                    Statement of Cash Flows (continued)

                                       Year ended December 31, 1998



Reconciliation of net loss to net cash provided
by operating activities:
   Net loss                                                        $ (1,640,122)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Extraordinary item                                                 755,230
     Depreciation                                                     1,105,067
     Amortization expense                                                 2,127
     Accrued interest payable - other loans                              57,150
   Decrease (increase) in:
     Accounts receivable-tenants                                         (7,717)
     Tenant security deposits held in trust fund                          2,251
     Miscellaneous prepaid expense                                       (6,084)
     Escrow deposits                                                     10,065
   Increase (decrease) in:
     Accounts payable-operations                                         16,172
     Accrued management fee payable                                        (979)
     Accrued wages payable                                                3,251
     Accrued interest payable                                           (29,427)
     Prepaid revenue                                                    (19,768)
     Payable to HUD                                                     (67,922)
     Tenant deposits held in trust                                          234
                                                              -----------------
Total adjustments                                                     1,819,650
                                                              -----------------

Net cash provided by operating activities                         $     179,528
                                                              =================


See accompanying notes.


                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                       Notes to Financial Statements

                                       Year ended December 31, 1998


1.  Organization

Kenilworth Associates, Ltd., a Limited Partnership (the "Partnership"), was formed as a limited partnership under the laws of the District of Columbia on November 30, 1985, for the purpose of acquiring, rehabilitating and operating a rental housing project under Section 221(d)(4) of the National Housing Act. The project consists of 569 units located in Washington, D.C. and is currently operating under the name of Mayfair Mansions Apartments.

2.  Summary of Significant Accounting Policies

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets for financial reporting purposes. Depreciable lives used are twenty-seven and one-half years for buildings, fifteen years for land improvements, and five to seven years for personal property. Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for improvements are added to the property accounts.

The Partnership's records impairment on losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less then the carrying amount of those assets. Based on management's estimation process, no impairment losses were recorded as of December 31, 1998.

Deferred Mortgage Costs

Deferred mortgage costs include fees and costs incurred to obtain and modify the mortgage loan and are being amortized using the straight-line method which approximates the effective interest method.

                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)



2.    Summary of Significant Accounting Policies (continued)

Income Taxes

No provision or benefit for federal income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Mortgages Payable

The first mortgage note is insured under Section 221(d)(4) of the National Housing Act, and secured by a first deed of trust on the rental property. The first mortgage note is funded by tax-exempt bonds issued by the District of Columbia Housing Finance Agency. The original bond issuance funding for the first mortgage note bore interest at a rate of 8.75% per annum. Principal and interest were payable by the Partnership in equal monthly installments of $104,345 through July 2030. The original bond issuance was refunded on June 2, 1998 with a new bond issue which bears interest of a lower rate of 6.07% per annum. With this refunding, the Partnership's principal and interest payments have been reduced to equal monthly installments of $82,045 through July 2030. In connection with the refunding, the Partnership incurred an extraordinary loss of $1,068,304 on extinguishment of debt. This amount is comprised of fees paid to the underwriters for the refunding bond issuance expenses and the unamortized issuance costs on the original bonds. The extraordinary loss has been included in Other Entity Expenses in the accompanying Statement of Profit and Loss.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)


3.  Mortgages Payable (continued)

The mortgage was funded by proceeds from a $14,555,000 bond issued by the District of Columbia Housing Finance Agency. In accordance with the terms of the indenture, the mortgage servicer makes deposits into the bond fund for bond principal and interest payments. At December 31, 1998, bond funds held by the trustee are included in other reserves in the accompanying balance sheet and consisted of the following:

                                                                    1998
                                                             -----------------

 Bond fund                                                         $   421,161
 Debt service reserve fund                                             800,043
                                                             =================
                                                                    $1,221,204
                                                             =================

If the trustee determines that the deposits into the bond fund as provided for under the mortgage are over or under the amounts necessary to meet the debt service requirements, principal and interest payments under the mortgage will be increased or decreased as appropriate. The Partnership is responsible for payment of the trustee's fees and administrative expenses incurred in excess of those provided for in the bond indenture. Any funds remaining after repayment of all the bonds and any related agency and trustee charges will be transferred to the Partnership. In addition to trustee's fees and administrative expenses associated with the bond fund, the Partnership is required to pay loan administration fees associated with the mortgage loan. These expenses have been reflected in Miscellaneous Financial Expense in the accompanying Statement of Profit and Loss.

The second mortgage note is insured under Section 236 of the National Housing Act and secured by a second deed of trust on the rental property. The note bears interest at the rate of 7% per annum. The Partnership entered into an interest subsidy agreement, which reduces the effective interest rate to approximately 1% over the term of the loan. During 1998, interest reduction payments of $399,917 were applied against interest expense. The reduced payments are due in equal,  monthly  installments of $18,330 through June 2014.

                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)



3.  Mortgages Payable (continued)

Under agreements with the mortgage lenders and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The liability of the Partnership under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

Annual  maturities of the mortgages payable for each of the five years following
  December 31, 1998 are as follows:


                                             221(d)(4)
                     236 Loan         ------------------- ----------------------
                                               Loan                 Total

------------------
        1999         $         217,111      $      149,575     $         366,686
------------------
        2000                   232,805             158,912               391,717
------------------
        2001                   249,635             168,832               418,467
------------------
        2002                   267,682             179,368               447,050
------------------
        2003                   287,032             190,565               477,597
------------------
     Thereafter              4,654,271          12,976,089            17,630,360
------------------
               =================================================================
        Total         $      5,908,536        $ 13,823,341       $    19,731,877
               =================================================================

4.  Residual Receipts Note

The residual receipts note bears interest at 3% per annum commencing September 1, 1991. Principal and interest are due in full on June 9, 2009 or on the maturity date of the first deed of trust, whichever is later, provided, however, that if the first trust is prepaid in full, the holder of the residual receipts note may at its option declare the principal balance and accrued interest thereon due and payable. Further, this note shall become due and payable if there is a change in the identity of the maker, refinancing of any indebtedness of the project, or transfer or sale of the project unless prior written approval from the holder is obtained. Prepayment of the principal of this note shall be made from residual
Kenilworth Associates Ltd.

                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)


4.  Residual Receipts Note (continued)

receipts, as defined by the U.S. Department of Housing and Urban Development ("HUD"), available in any one year, after annual distributions of surplus cash of $56,222, as limited by HUD (see Note 10), or a lesser amount if approved by the holder. Annual prepayments shall not exceed an aggregate amount of $130,804.

5.    Uncertainty-HUD Housing Assistance Payment (HAP) Contracts

The Partnership recorded $1,521,523 of its revenues during 1998 from HUD under the terms of a HAP contract, which provides for rental assistance to the Partnership on behalf of low-income tenants who meet certain qualifications.

The terms of the HAP contracts outstanding as of December 31, 1998 are as follows:

Contract Number                 Units Covered                 Expiration Date

 DC39-M000-043                       113                      September, 1999
 DC39-L000-015                       207                       December, 1999

HUD has new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option the Partnership will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Partnership.

6.  Related Party Transactions

Management Agreement

The property is managed by Urban Realty and Development Corporation, an affiliate of the general partner, pursuant to a management agreement approved by HUD. The management agreement provides for a managementfee of 5.5% of monthly rents and other collections related to the project's operations. Such fees charged to operations during 1998 amounted to $202,044.

                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)


6.  Related Party Transactions (continued)

Additionally, the Partnership Agreement provides that the management fee shall be equal to the lesser of,(i) the HUD approved management fee or, (ii) 5.5% of the gross revenues of the project provided, however, that such fee may be greater than 5.5% of such gross revenues up to the HUD approved fee in any year in which the full cumulative Priority Distribution has been distributed to the Limited Partners.

7.  Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value financial information about certain financial instruments, whether or not recognized on the balance sheet. The carrying amounts reported in the balance sheet for cash-operations, tenant security deposits held in trust fund and funded reserves approximate those assets' fair value.

Payment of other long-term liabilities are generally dependent upon the Partnership's ability to achieve cash flow, the partners providing additional funds, the sale of the project or refinancing of the mortgage at the end of the Regulatory Agreement. Management believes that estimating the fair value of these long-term liabilities is either not appropriate or, because of excess costs, considers estimation of fair value to otherwise be impracticable.

8.  Working Capital Loans

If the Partnership requires funds to pay project expenses subsequent to December 31, 1993, the end of the Initial Operating Period, the General Partners are obligated to make Working Capital Loans to the project up to $100,000. Such loans, if made, bear interest at the prime rate as established by the First National Bank of Boston. As of December 31, 1998, no working capital loans were made to the Partnership.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)


9.  Distributions of Surplus Cash

The Partnership is subject to a limitation on distributions of surplus cash as defined by HUD. Annual distributions are limited to $191,472. Surplus cash is to be distributed pursuant to the Partnership Agreement as follows:

      To repay any Working Capital Loans and Voluntary Loans including interest.

      To pay a priority distribution to the General and Limited Partners in the amount of $56,222 to be shared in accordance with their percentage ownership interests. At December 31, 1998, the cumulative unpaid priority distributions were $56,222.

      To repay any Project Expense Loans.

      To pay the Incentive Management Fee (see Note 11).

      The balance is distributed to the Partners in accordance with their percentage interests.

Distributions of $61,915 and $6,944 (including Incentive Management Fee of $6,321-see Note 11) surplus cash were made to the Limited Partner and General Partners, respectively, during 1998.

10.  Guaranteed Priority Distribution

The General Partners guarantee to pay the Limited Partner a minimum Guaranteed Priority Distribution of $35,000 annually if funds are not available from surplus cash. This amount is cumulative and is not to be considered a capital contribution or loan. No such Guaranteed Priority Distributions were made by the General Partners for 1998.

                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)



11.  Incentive Management Fee

The General Partners are entitled to receive an Incentive Management Fee from distributable cash based on 50% of the remaining distributable cash after payment of the Priority Distribution of $56,222. The Incentive Management Fee is limited to 15% of gross collected income in any one year. Incentive Management Fees distributed during 1998 from the 1997 surplus cash were $6,321 and have been included in Other Entity Expenses in the accompanying Statement of Profit and Loss.

12.    Year 2000 Readiness (unaudited)

The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Partnership believes it has identified all of its information to assess their Year 2000 readiness. The Partnership has not incurred any significant Year 2000 costs and is not aware of any significant problems that would materially impact the Partnership's results of operations, liquidity or capital resources as a result of the Year 2000 issue.

                                FINANCIAL STATEMENTS, ADDITIONAL
                               INFORMATION AND ADDITIONAL REPORTS

                                   Kenilworth Associates Ltd.
                                     A Limited Partnership
                                   (a.k.a. Mayfair Mansions)
                              FHA Project No. 000-44160/000-35349

                                  Year ended December 31, 1997



                                  Kenilworth Associates Ltd.
                                    A Limited Partnership
                             FHA Project No. 000-44160/000-35349

                               Financial Statements, Additional
                              Information and Additional Reports


                                  Year ended December 31, 1997



                                       Table of Contents


Report of Independent Auditors                                                 3

Financial Statements:
Balance Sheet                                                                  4
Statement of Profit and Loss (on HUD form No. 92410)                           6
Statement of Partners' Equity                                                  8
Statement of Cash Flows                                                        9
Notes to Financial Statements                                                 12

Ernst & Young LLP


                                      Report of Independent Auditors


To the Partners
Kenilworth Associates Ltd.


We have audited the accompanying balance sheet of Kenilworth Associates Ltd., a Limited Partnership, FHA Project No.000-44160/000-35349 ( the "Partnership"), as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Associates Ltd., a Limited Partnership, as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report, referred to as "Supplementary Information" in the accompanying Table of Contents, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, unless otherwise noted, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated January 30, 1998, on our consideration of Kenilworth Associates Ltd.s, a Limited Partnership, internal control over financial reporting and our report dated January 30, 1998 on its compliance with certain laws, regulations and contracts.



/S/  Ernst & Young LLP

January 30, 1998

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                               Balance Sheet

                                             December 31, 1997


Assets
Current assets:
   1120  Cash in bank                                         $         384,711
   1130  Tenant accounts receivable                                      40,886
   1160  Interest receivable                                              2,542
                                                                        428,139

Deposits held in trust:
   1191  Tenant security deposits held in trust fund                    192,251

Prepaid expenses:
   1240  Property and liability insurance                                46,214
   1250  Mortgage insurance                                               9,305
   1270  Real estate taxes                                               93,860
   1290  Workmens' compensation insurance                                 1,457
                                                                        150,836

Restricted deposits and funded reserves:
   1310  Mortgage insurance                                              28,296
   1311  Real estate taxes                                               69,709
   1312  Hazard insurance                                                62,940
   1320  Reserve for replacements                                       880,867
   1340  Residual receipts                                                5,985
   1370  Bond & debt service reserves fund                            1,455,838
                                                                      2,503,635

Rental property:
   1410  Land                                                         2,080,022
   1420  Buildings and improvements                                  27,960,920
   1430  Building equipment---fixed                                     123,228
                                                                     30,164,170
Less: accumulated depreciation                                       (9,714,212)
                                                                     20,449,958

Other assets:
   Mortgage costs, less accumulated amortization of
    $338,130                                                            755,210

   Total assets                                               $      24,480,029


See accompanying notes.

                                          Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                         Balance Sheet (continued)

                                             December 31, 1997


Liabilities and partners' equity
Current liabilities:
   2110  Accounts payable                                     $          76,396
   2120  Accrued payroll and taxes                                       12,061
   2130  Accrued interest payable                                       100,532
   2190  Payable to management agent                                     19,603
   2320  Mortgage notes payable-current maturities                      278,583
   2390  Real estate taxes payable to HUD                                67,922
                                                                        555,097


Deposits and prepayment liability:
   2191  Tenant security deposits                                       153,515
   2191  Accrued interest on tenant security deposits                    34,047
   2210  Prepaid rents                                                   44,023
                                                                        231,585

Long - term liabilities:
   2130  Accrued interest on residual receipts note                     361,950
   2300  Residual receipts note                                       1,905,000
   2320  Mortgage note payable, net of current maturities            13,398,563
   2320  Mortgage note payable, net of current maturities             5,908,549
   2326  Bond and debt service reserve funds                          1,455,838
                                                                     23,029,900

Partners' equity
   3130  Partners' equity                                               663,447

Total liabilities and equity                                         24,480,029



See accompanying notes.

Statement of Profit and Loss

U.S. Department of Housing and Urban Development
Office of Housing
Federal Housing Commissioner

OMB Approval No. 2502-0052  ( Exp. 9/30/98)


Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden to the Reports Management Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington D.C. 20410-3600. This agency may not collect this information and you are not required to complete this form unless it displays a currently valid OMB control number.



For Month/Period:  Beginning 1/1/97 and Ending 12/31/97
Project Number : 000-44160-000-35349
Project Name: Kenilworth Associates Ltd.


Rental Income     5100
Apartments or member carrying charges (Coops)                 5120 $  2,290,809
Tenant assistance programs                                    5121    1,541,332
Furniture and equipment                                       5130
Stores and commercial                                         5140
Garage and parking spaces                                     5170
Flexible subsidy income                                       5180
Miscellaneous (specify) over basic rents                      5190       31,343

Total rent revenue  Potential at 100% occupancy
3,863,484

Vacancies  5200
Apartment                                                     5220     (122,806)
Furnitire and equipment                                       5230
Stores and commercial                                         5240
Garage and parking spaces                                     5270
Miscellaneous (specify)                                       5290
       Total vacancies                                                 (122,806)

Net rental revenue (rent revenue less vacancies)                      3,740,678





Elderly and Congregate Services Income - 5300
Total Service Income (Schedule Attached)                      5300

Financial Revenue   5400
Interest income - project operations                          5410       20,508
Income from investments - residual receipt                    5430
Income from investments - reserve for replacement             5440       20,830
Income from investments - painting                            5490
Interest income - other                                       5491        8,059
 Total financial reserve                                                 49,397

Other Revenue 5900
Laundry and Vending                                           5910       11,632
NSF Late Charges                                              5920       14,713
Damages and Cleaning fees                                     5930
Forfeited tenant security deposits                            5940
Other revenue (specify)                                       5990        9,334
Total other revenue
35,679


Total Revenue                                                         3,825,754


Administrative Expenses  6200/6300
Advertising                                                   6210        3,372
Other Administrative expense                                  6250        3,679
Office salaries                                               6310       77,536
Office supplies                                               6311       13,604
Office or model apartment (rent)                              6312
Management                                                    6320      205,241
Manager or superintendent salaries                            6330       33,188
Manager or superintendent rent free unit                      6331        7,056
Legal expenses    (project)                                   6340       36,237
Auditing expenses (project)                                   6350       28,460
Bookkeeping fees/accounting services                          6351
Telephone and answering service                               6360       12,815
Bad debts                                                     6370       34,592
Miscellaneous Administrative expenses (specify)               6390        5,062
Total Administrative Expenses
460,842

Utilities Expense                                             6400
Fuel oil /coal                                                6420
Electricity (Light and Misc. Power)                           6450       51,338
Water                                                         6451      256,086
Gas                                                           6452      117,986
Sewer                                                         6453
Total Utilities Expense
425,410

Operating and Maintenance expense 6500
Janitor and cleaning payroll                                  6510       65,074
Janitor and cleaning supplies                                 6515        9,898
Janitor and cleaning contract                                 6517
Exterminating payroll/contract                                6519       12,620
Exterminating supplies                                        6520
Garbage and trash removal                                     6525       55,862
Security payroll/contract                                     6530      145,638
Grounds payroll                                               6535       25,613
Grounds supplies                                              6536
Grounds contract                                              6537      117,450
Repairs payroll                                               6540       67,128
Repairs material                                              6541       54,231
Repairs contract                                              6542       68,545
Elevator maintenance/contract                                 6545
Heating/cooling repairs and maintenance                       6546       24,247
Swimming pool maintenance/ contract                           6547       25,446
Snow removal                                                  6548
Decorating Payroll/contract                                   6560       65,247
Decorating supplies                                           6561        5,228
Other                                                         6570          386
Miscellaneous operating and maintenance expenses              6590        8,920
Total operating and maintenance expenses                                751,533

Taxes and Insurance 6700
Real estate taxes                                             6710      188,094
Payroll/taxes/ FICA                                           6711       31,608
Miscellaneous taxes, licenses and permits                     6719       13,935
Property and liability insurance (hazard)                     6720       98,728
Fidelity Bond insurance                                       6721
Workman's compensation                                        6722        9,576
Health insurance and other employee benefits                  6723
Other insurance    (specify)                                  6729        7,507
Total taxes and insurance                                               349,448

Financial Expenses 6800
Interest on bonds payable                                     6810
Interest on mortgage payable                                  6820    1,214,057
Interest on notes payable (long term)                         6830       57,150
Interest on notes payable (short term)                        6840
Mortgage insurance premium/service charge                     6850       99,513
Miscellaneous financial expenses                              6890       43,056
Total financial expenses                                              1,413,776

Elderly & congregate service expenses                         6900
Total service expenses                                        6900

Total cost of operations before depreciation                          3,401,009


Profit/(loss) before depreciation                                       424,745

Depreciation (Total) - 6600 (Specify)                                 1,096,214

Operating Profit or (Loss)                                             (671,469)

Corporate or mortgagor entity expenses                        7100
Officer Salaries                                              7110
Legal expenses (entity)                                       7120
Taxes (fed, state, entity)                                    7130-32
Other expenses (entity)                                       7190       33,722
Total Corporate expenses                                                 33,722

Net Profit or (Loss)                                                   (705,191)

                                            Kenilworth Associates Ltd.
                                                 A Limited Partnership
                                        FHA Project No. 000-44160/000-35349
                                            Statement of Partners' Equity

                                            Year ended December 31, 1997


Partners' equity, beginning of  year                                 $1,430,957

Distributions                                                           (62,319)

Net Loss                                                               (705,191)

Partners' equity, end of year                                        $  663,447


Percentage of partnership interest:

     General                                                                  1%
     Limited                                                                 99%


See accompanying notes.

                                        Kenilworth Associates Ltd.
                                               A Limited Partnership
                                          FHA Project No. 000-44160-35349
                                            Statement of Cash Flows
                                            Year ended December 31, 1997

Cash flows from operating activities
Rental receipts                                                 $     3,772,498
Interest receipts                                                        49,473
Other receipts                                                           35,679
Administrative expenses                                                (144,877)
Administrative salaries                                                (110,724)
Management fees                                                        (203,509)
Utilities                                                              (398,065)
Operating and maintenance expenses                                     (448,080)
Operating and maintenance payroll                                      (303,453)
Real estate taxes                                                      (177,459)
Payroll taxes                                                           (28,760)
Miscellaneous taxes                                                     (13,935)
Property insurance                                                      (97,954)
Miscellaneous insurance                                                 (17,083)
Interest on mortgage notes                                           (1,215,587)
Mortgage insurance premium                                              (98,424)
Miscellaneous financial expense                                         (43,056)
 Net cash provided by rental operating activities                       556,684

Tenant security deposits                                                   (270)
Mortgagor entity expenses                                                (9,094)
                                                                         (9,364)
Net cash provided by operating activities                           $   547,320

Cash flows from investing activities
Acquisition of building improvements                                 $  (35,925)
Acquisitions of equipment                                               (25,887)
Deposits to reserve for replacements                                   (101,790)
Net cash used in investing activities                                  (163,602)

Cash flows from financing activities
Mortgage principal payments                                            (258,566)
Distribution to partners                                                (62,319)

Net cash used in financing activities                                  (320,885)
Net increase in cash                                                     62,833

Cash, beginning of the year                                             321,878

Cash, end of year                                                       384,711

See accompanying notes.

                                            Kenilworth Associates Ltd.
                                                 A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                            Statement of Cash Flows (continued)

                                            Year ended December 31, 1997

Reconciliation of net loss to net cash provided by
operating activities:
Net loss                                                            $  (705,191)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation                                                          1,096,214
Amortization                                                             24,628
Accrued interest on residual receipts note                               57,150
Decrease (increase) in:
Interest receivable                                                          76
Tenant accounts receivable                                                 (581)
Accounts receivable                                                       5,720
Tenant security deposits held in trust fund                               6,681
Prepaid property and liability insurance                                   (986)
Prepaid mortgage insurance                                                  935
Prepaid real estate taxes                                                   406
Prepaid workmens' compensation insurance                                    146
Real estate tax escrow                                                   10,229
Hazard insurance escrow                                                   1,760
Mortgage insurance escrow                                                   154
Increase (decrease) in:
Accounts payable                                                         27,345
Payable to management agent                                               1,732
Accrued payroll and taxes                                                 2,702
Accrued interest payable                                                 (1,530)
Prepaid rents                                                            26,681
Tenant security deposits                                                 (6,951)
Total adjustments                                                     1,252,511

Net cash provided by operating activities                         $     547,320






See accompanying notes.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                       Notes to Financial Statements

                                       Year ended December 31, 1997


1.     Organization

Kenilworth Associates Ltd., a limited partnership (the "partnership"), was formed as a limited partnership under the laws of the District of Columbia on November 30, 1985, for the purpose of acquiring, rehabilitating and operating a rental housing project under section 221(d)(4) of the National Housing Act. The project consists of 569 units located in Washington D.C. and is currently operating under the name of Mayfair Mansions Apartments.

2.    Summary of Significant Accounting Policies

Depreciation

Depreciation of buildings, improvements and equipment is computed using the straight - line and accelerated methods over the estimated useful lives of the assets for financial reporting purposes. Depreciable lives used are twenty-seven and one-half years for buildings, fifteen years for land improvements, and seven years for personal property.

Amortization

Mortgage costs are amortized over the term of the mortgage loan using the straight-line method.

Income Taxes

No provision or benefit for federal taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by the partners individually.

Cash and cash Equivalents

For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)


2.       Summary of Significant Accounting Policies (continued)

        Long-Lived Assets

The partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less then the carrying amount of those assets. Based on management's estimation process, no impairment losses were recorded as of December 31, 1997.


 3.      Mortgages Payable

The first mortgage note is insured under Section 221 (d)(4) of the National Housing Act and secured by a first deed of trust on the rental property. The note bears interest at the rate of 8.75% per annum. Principal and interest are payable by the partnership in equal monthly installments of $104,345 through July 2030.

The mortgage was funded by proceeds of a $14,475,000 bond issued by the District of Columbia Housing Finance Agency. In accordance with the terms of the indenture, the mortgage servicer makes deposits into the bond fund for bond principal and interest payments. At December 31, 1997 bond funds held by the trustee consisted of the following:



                                                                          1997
Bond fund                                                              $317,363
Debt service reserve fund                                             1,138,475
                                                                     $1,455,838

If the trustee determines that the deposits into the bond fund as provided for under the mortgage areover or under the amounts necessary to meet the debt service requirements, principal and interest payments under the mortgage will be increased or decreased as appropriate. The Partnership is responsible for payment of the trustee's fees and administrative expenses incurred in excess of thoseprovided for in the bond indenture. Any funds remaining after repayment of all the bonds and any related agency and trustee charges will be transferred to the Partnership. In addition the trustee's fees and administrative expenses associated with the bond fund, the Partnership is required to pay loan administration fees associated with the mortgage loan. These expenses have been reflected in Miscellaneous Financial Expense in the accompanying Statement of Profit and Loss.

The second mortgage note is insured under Section 236 of the National Housing Act and secured by a second deed of trust on the rental property. The note bears interest at the rate of 7% per annum. The Partnership entered into an interest subsidy agreement, which reduces the effective interest rate to approximately 1%

                                      Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)



3.    Mortgages Payable (continued)


over the term of the loan. During 1997, interest reduction payments of $401,142 were applied against interest expense. The reduced payments are due in equal, monthly installments of $18,330 through June 2014.


Under agreements with the mortgage lenders and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.


The liability of the Partnership under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

Annual maturities of the mortgages payable for each of the five years following December 31, 1997 are as follows:


                                               221 (D)(4)
                 236 Loans                        Loan                  Total

1998    $           202,473         $             76,110     $          278,583
1999                217,111                       83,044                300,155
2000                232,805                       90,609                323,414
2001                249,635                       98,863                348,498
2002                267,682                      107,871                375,553
Thereafter        4,941,316                   13,018,176             17,959,492
Total    $        6,111,022          $        13,474,673     $       19,585,695



4.    Residual Receipts Note

The residual receipt note bears interest at 3% per annum commencing September 1, 1991. Principal and interest are due in full on June 9, 2009 or on the maturity date of the first deed of trust, whichever is later, provided, however, that if the first trust is prepaid in full, the holder of the residual receipts note may at its option declare the principal balance and accrued interest thereon due and payable. Further, this note shall become due and payable if there is a change in the identity of the maker, refinancing of any indebtedness of the project, or transfer or sale of the project unless prior written approval from the holder is obtained. Prepayment of the principal of this note shall be made from residual receipts, as defined by the U.S. Department of Housing and Urban Development ("HUD"), available in any one year, after annual

                                   Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)


    4.    Residual Receipts Note (continued)
distributions of surplus cash of $56,222, as limited by HUD (see Note 10), or a lesser amount if approved by the holder. Annual prepayments shall not exceed an aggregate amount of $130,804.

5.    Receivables from Tenants

Delinquent receivables from tenants are summarized as follows:

Number of                              Days
  Tenants                           Past Due                  Amount

114                                 Under 31          $        30,461
32                                  31-60                       5,976
9                                   Over 60                     4,449
155                                                   $        40,886

6.   Uncertainty-Housing Assistance Agreement

HUD has contracted under Section 8 of the Housing Assistance Payments ("HAP") Program of the United States Housing Act of 1937 to make housing assistance payments to the Partnership on behalf of low-income tenants who meet certain qualifications. There are two housing assistance agreements with five-year terms, which expire on September 30, 1999 and December 31, 1999.

The Partnership received $1,541,332 of its revenue during 1997 from HUD under the terms of the HAP contracts. HUD is considering various alternatives to continuing project- based subsidies which may include the non-renewal of the existing HAP contracts between the Partnership and HUD. HUD has proposed alternative plans to replace project-based HAP contracts, including issuing rent vouchers directly to the tenants, which the tenant could then use for rent at the project of their choice. At this time, there is no assurance that the HAP contracts will be extended by the HUD. The ultimate impact of HUD's proposal plans to the partnership cannot presently be determined.

7.    Related Party Transactions

Management Agreement

The property is managed by Urban Realty and Development Corporation, an affiliate of the general partner, pursuant to a management agreement approved by HUD. The management agreement provides for a management fee of 5.5% of monthly rents and other collections related to the project's operations. Such fees charged to operations during 1997 amounted to $205,241.

Additionally, the Partnership Agreement provides that the management fee shall be equal to the lesser of, (I) the HUD approved management fee or, (ii) 5.5% of the gross revenues of the project provided, however that such fee may be greater than 5.5% of such gross revenues up to the HUD approved fee in any year in which the full cumulative Priority Distribution has been distributed to the Limited Partners.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)


8.    Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of financial Instruments", requires disclosures of fair value financial information about certain financial instruments, whether or not recognized on the balance sheet. The carrying amounts reported in the balance sheet for those financial instruments described in the schedule of funds in financial institutions included in the supporting data required by HUD listed on the contents page, approximate those assets' fair value.

Payment of other long-term liabilities are generally dependent upon the Partnership's ability to achieve cash flow, the partners providing additional funds, the sale of the project or refinancing of the mortgage at the end of the Regulatory Agreement. Management believes that estimating the fair value of these long-term liabilities is either not appropriate or, because of excess costs, considers estimation of fair value to otherwise be impracticable.

9.    Working Capital Loans

If the Partnership requires funds to pay project expense subsequent to December 31, 1993, the end of the Initial Operating Period, the General Partners are obligated to make Working Capital Loans to the project up to $100,000. Such loans, if made, bear interest at the prime rate as established by the First national Bank of Boston. As of December 31, 1997, no working capital loans were made to the Partnership.

10.   Distributions of Surplus Cash

The Partnership is subject to a limitation on distributions of surplus cash as defined by HUD. Annual distributions are limited to $191,472. Surplus cash is to be distributed pursuant to the Partnership Agreement as follows:

     To repay any Working Capital Loans and Voluntary Loans including interest.

     To pay a priority distribution to the General and Limited Partners in the amount of $56,222 to be shared in accordance with their percentage ownership interests. At December 31, 1997, the cumulative unpaid priority distributions were $56,222.

     To repay any Project Expense Loans.

     To pay the Incentive Management Fee (see Note 12).

     The balance is distributed to the partners in accordance with their percentage interests.

     Distributions of $61,696 and $6,714 surplus cash were made to the investor Limited Partner and General Partners, respectively, during 1997.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)



11.   Guaranteed Priority Distribution

The General Partners guarantee to pay the Investor Limited Partner a minimum Guaranteed Priority Distribution of $35,000 annually if funds are not available from surplus cash. This amount is cumulative and is not to be considered a capital contribution or loan. No such Guaranteed Priority Distributions were made by the General Partners for 1997.

12.   Incentive Management Fee

The General Partners are entitled to receive an Incentive Management Fee from distributable cash based on 50% of the remaining distributable cash after payment of the Priority Distribution of $56,222. The Incentive Management Fee is limited to 15% of gross collected income in any one year. Incentive Management Fee distributed during 1997 from the 1996 surplus cash were $6,091 and have been included in Other Entity Expenses in the accompanying Statement of Profit and Loss.

                                     Financial Statements, Additional
                                    Information and Additional Reports

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                         (a.k.a. Mayfair Mansions)
                                    FHA Project No. 000-44160/000-35349

                                       Year ended December 31, 1996

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                     Financial Statements, Additional
                                    Information and Additional Reports

                                       Year ended December 31, 1996


                                                 Contents

Report of Independent Auditors.................................................3

Financial Statements:
   Balance Sheet.............................................................4-5
   Statement of Profit and Loss (on HUD Form No. 92410)......................6-7
   Statement of Partners' Equity...............................................8
   Statement of Cash Flows..................................................9-11
   Notes to Financial Statements...........................................12-19

                                     Report of Independent Auditors


To the Partners
Kenilworth Associates Ltd.

We have audited the accompanying balance sheet of Kenilworth Associates Ltd., a Limited Partnership, FHA Project No. 000-44160/000-35349 (the "Partnership"), as of December 31, 1996, and the related statements of profit and loss (on HUD Form No.92410), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Associates Ltd., a Limited Partnership, FHA Project No. 000-44160/000-35349, as of December 31, 1996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated January 31, 1997, on our consideration of Kenilworth Associates Ltd.'s, a Limited Partnership, FHA Project No. 000-44160/000-35349 internal control and a report dated January 31, 1997, on its compliance with applicable laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report, as referred to in the Table of Contents, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, unless otherwise noted, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 31, 1997

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                               Balance Sheet

                                             December 31, 1996

Assets
Current assets:
   1120  Cash in bank                                              $    321,878
   1130  Tenant accounts receivable                                      40,305
   1150  Accounts receivable-HUD                                          5,720
   1160  Interest receivable                                              2,618
                                                         ----------------------
                                                                        370,521
Deposits held in trust:
   1191  Tenant security deposits held in trust fund                    198,932

Prepaid expenses:
   1240  Property and liability insurance                                45,228
   1250  Mortgage insurance                                              10,240
   1270  Real estate taxes                                               94,266
   1290  Workmens compensation insurance                                  1,603
                                                         ----------------------
                                                                        151,337
Restricted deposits and funded reserves:
   1310  Mortgage insurance                                              28,450
   1311  Real estate taxes                                               79,938
   1312  Hazard insurance                                                64,700
   1320  Reserve for replacements                                       779,077
   1340  Residual receipts                                                5,985
   1370  Bond & debt service reserves fund                            1,637,734
                                                         ----------------------
                                                                      2,595,884
Rental property:
   1410  Land                                                         2,080,022
   1420  Buildings and improvements                                  27,924,995
   1430  Building equipment-fixed                                        97,341
                                                         ----------------------
                                                                     30,102,358
Less:  accumulated depreciation                                      (8,617,998)
                                                         ----------------------
                                                                     21,484,360
Other assets:
   1900  Mortgage costs, less accumulated amortization
of $313,502                                                             779,838
                                                         ----------------------

Total assets                                                        $25,580,872
                                                         ======================

See accompanying notes.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                         Balance Sheet (continued)

                                             December 31, 1996


Liabilities and partners' equity
Current liabilities:
   2110  Accounts payable                                          $     49,051
   2120  Accrued payroll and taxes                                        9,359
   2130  Accrued interest payable                                       102,062
   2190  Payable to management agent                                     17,871
   2320  Mortgage notes payable-current maturities                      258,580
   2390  Real estate taxes payable to HUD                                67,922
                                                        -----------------------
                                                                        504,845
Deposits and prepayment liability:
   2191  Tenant security deposits                                       160,466
   2191  Accrued interest on tenant security deposits                    34,047
   2210  Prepaid rents                                                   17,342
                                                        -----------------------
                                                                        211,855
Long-term liabilities:
   2130  Accrued interest on residual receipts note                     304,800
   2300  Residual receipts note                                       1,905,000
   2320  Mortgage note payable, net of current maturities            13,474,673
   2320  Mortgage note payable, net of current maturities             6,111,008
   2326  Bond and debt service reserve funds                          1,637,734
                                                        -----------------------
                                                                     23,433,215
Partners' equity:
   3100  Partners' equity                                             1,430,957
                                                        -----------------------

Total liabilities and equity                                        $25,580,872
                                                        =======================



See accompanying notes.

Statement of                        U.S. Department of Housing
Profit and Loss            and Urban Development
                  Office of Housing
                  Federal Housing Commissioner
                                       OMB Approval No. 2502-0052 (Exp. 8/31/92)

--------------------------------------------------------------------------------------------------------------------------
Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information.  Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management
Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington D.C.
20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington D.C. 20503.
Do not send this completed form to either of these addresses.
--------------------------------------------------------------------------------------------------------------------------
------------------------------- ---------------------- -------------------------------------------------------------------


For Month/Period                Project Number:        Project Name:

Beginning:  01/31/96            000-44160/000-35349    Kenilworth Associates Ltd.
Ending:   12/31/96
------------------------------- ---------------------- -------------------------------------------------------------------

Part              Description of Account               Acct. No.              Amount*
I
----- ------------------------------------------------ ----------- -------------------------------------------------------
      ------------------------------------------------ -----------
      Apartments or Member Carrying Charges (Coops)    5120        $             2,297,505
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Tenant Assistance Payments                       5121        $             1,415,415
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Furniture and Equipment                          5130        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
RentalStores and Commercial                            5140        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
IncomeGarage and Parking Spaces                        5170        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
5100  Flexible Subsidy Income                          5180        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Miscellaneous (specify)  Over Basic Rents        5190        $                43,406
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Rent Revenue Potential at 100% Occupancy                                          $                3,756,326
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Apartments                                       5220        (               96,063)
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Furniture and Equipment                          5230        (                     )
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
VacancStores and Commercial                            5240        (                     )
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
5200  Garage and Parking Spaces                        5270        (                     )
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Miscellaneous (specify)                          5290        (                     )
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Vacancies                                                                         (                  96,063)
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Net Rental Revenue Rent Revenue Less Vacancies                                          $                3,660,263
      ------------------------------------------------ ----------- --------------------------
----- ------------------------------------------------ ----------- -------------------------- ----------------------------
      Elderly and Congregate Services Income - 5300
      Total Service Income (Schedule Attached)         5300
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Interest Income- Project Operations              5410        $                23,650
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
FinancIncome from Investments - Residual Receipts      5430        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
RevenuIncome from Investments - Reserve for            5440        $                14,021
      Replacement
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
5400  Income from Investments - Painting               5490        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Interest Income - Other                          5491
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Financial Reserve                                                                                    37,671
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Laundry and Vending                              5910        $                20,205
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      NSF and Late Charges                             5920        $                26,084
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
Other Damages and Cleaning Fees                        5930        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
RevenuForfeited Tenant Security Deposits               5940        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Other Revenue (specify)                          5990        $                 9,537
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Other Revenue                                                                                        55,826
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Revenue                                                                                           3,753,760
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Advertising                                      6210        $                 2,342
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Other Administrative Expense                     6250        $                 4,092
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Office Salaries                                  6310        $                75,777
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Office Supplies                                  6311        $                14,654
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Office or Model Apartment Rent                   6312        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
AdminiManagement                                       6320        $               200,486
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
ExpensManager or Superintendent Salaries               6330        $                31,153
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
6200/6Manager or Superintendent Rent Free Unit         6331        $                 6,720
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Legal Expenses (Project)                         6340        $                36,282
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Auditing Expenses (Project)                      6350        $                25,000
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Bookkeeping Fees/Accounting Services             6351        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Telephone and Answering Service                  6360        $                11,684
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Bad Debts                                        6370        $                33,655
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Miscellaneous Administrative Expenses (specify)  6390        $                 4,593
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Administrative Expenses                                                                             446,438
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Fuel Oil/Coal                                    6420        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
UtilitElectricity (Light and Misc. Power)              6450        $                50,247
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
ExpensWater                                            6451        $               237,145
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
6400  Gas                                              6452        $               114,844
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Sewer                                            6453        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Utilities Expense                                                                                   402,236
----- ------------------------------------------------ ----------- -------------------------- ----------------------------
* All amounts must be rounded to the nearest dollar; $.50 and                                Page 1 of 2
form HUD-92410 (7/91)
   over, round up- $.49 and below, round down.                                                     ref
Handbook 4370.2

------------------------------- ---------------------- -------------------------------------------------------------------
For Month/Period                Project Number:        Project Name:

Beginning:  01/31/96            000-44160/000-35349    Kenilworth Associates Ltd.
Ending:   12/31/96
------------------------------- ---------------------- -------------------------------------------------------------------
Part              Description of Account               Acct. No.              Amount*
I
----- ------------------------------------------------ ----------- -------------------------------------------------------
      ------------------------------------------------ ----------- --------------------------
      Janitor and Cleaning Payroll                     6510        $                53,649
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Janitor and Cleaning Supplies                    6515        $                 8,566
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Janitor and Cleaning Contract                    6517        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Exterminating Payroll/Contract                   6519        $                 6,200
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Exterminating Supplies                           6520        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Garbage and Trash Removal                        6525        $                66,515
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Security Payroll/Contract                        6530        $               144,849
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Grounds Payroll                                  6535        $                20,544
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Grounds Supplies                                 6536        $                   138
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
OperatGrounds Contract                                 6537        $               117,800
and
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
MainteRepairs Payroll                                  6540        $                71,408
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
ExpensRepairs Material                                 6541        $                49,981
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
6500  Repairs Contract                                 6542        $                73,889
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Elevator Maintenance/Contract                    6545        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Heating/Cooling Repairs and Maintenance          6546        $                 6,834
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Swimming Pool Maintenance/Contract               6547        $                23,525
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Snow Removal                                     6548        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Decorating Payroll/Contract                      6560        $                66,485
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Decorating Supplies                              6561        $                 5,111
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Other                                            6570        $                 1,612
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Miscellaneous Operating and Maintenance          6590        $                22,046
      Expenses
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Operating and Maintenance Expenses                                                $                 739,152
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Real Estate Taxes                                6710        $               188,177
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Payroll Taxes (FICA)                             6711        $                35,876
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Miscellaneous Taxes, Licenses and Permits        6719        $                14,134
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
Taxes Property and Liability Insurance (Hazard)        6720        $                98,379
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
and   Fidelity Bond Insurance                          6721        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
InsuraWorkmen's Compensation                           6722        $                 9,530
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
6700  Health insurance and Other Employee Benefits     6723        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Other Insurance (specify)                        6729        $                 2,979
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      ------------------------------------------------ ----------- --------------------------
      Total Taxes and Insurance                                                               $                 349,075
      ------------------------------------------------ ----------- --------------------------
----- ------------------------------------------------ ----------- -------------------------- ----------------------------
      Interest on Bonds Payable                        6810        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Interest on Mortgage Payable                     6820        $             1,233,496
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
FinancInterest on Notes Payable (Long-Term)            6830        $                57,150
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
ExpensInterest on Notes Payable (Short-Term)           6840        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
6800  Mortgage Insurance Premium/Service Charge        6850        $               100,729
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
      Miscellaneous Financial Expenses                 6890        $                40,721
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      ------------------------------------------------ ----------- --------------------------
      Total Financial Expenses                                                                $               1,432,096
----- ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      Total Service Expenses - Schedule Attached       6900                                   $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
ElderlTotal Cost of Operations Before Depreciation                                            $               3,368,997
 &
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      ------------------------------------------------ ----------- --------------------------
CongreProfit (Loss) Before Depreciation                                                       $                 384,763
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      ------------------------------------------------ ----------- --------------------------
ServicDepreciation (Total) - 6600 (specify)            6600        $             1,092,811    $               1,092,811
Expenses
      ------------------------------------------------ ----------- --------------------------
      --------------------------------------------------------------------------------------- ----------------------------
6900  Operating Profit or (Loss)                                                              $                 (708,048)
----- --------------------------------------------------------------------------------------- ----------------------------
      ------------------------------------------------ ----------- --------------------------
      Officer Salaries                                 7110        $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
CorporLegal Expenses (Entity)                          7120        $
 or
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
MortgaTaxes (Federal-State-Entity)                     7130-32     $
      ------------------------------------------------ ----------- --------------------------
      ------------------------------------------------ ----------- --------------------------
EntityOther Expenses (Entity)                          7190        $                66,294
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
ExpensTotal Corporate Expense                                                                 $                  66,294
      ------------------------------------------------ ----------- -------------------------- ----------------------------
      ------------------------------------------------ ----------- -------------------------- ----------------------------
7100  Net Profit or (Loss)                                                                    $               (774,342)
----- ------------------------------------------------ ----------- -------------------------- ----------------------------
Warning: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties. (18
U.S.C. 1001, 1010, 1012; 31 U.S.C. 3729, 3802)

Miscellaneous or other Income and Expense Sub-account Groups.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5940, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
--------------------------------------------------------------------------------------------------------------------------
Part II
--------------------------------------------------------------------------------------------- ----------------------------
1.  Total principal payments required under the mortgage, even if payments under a Workout    $                  239,918
Agreement are less or more
      than those required under  the mortgage.
--------------------------------------------------------------------------------------------- ----------------------------
2.  Replacement Reserve deposits required by the Regulatory Agreement of Amendments           $                   80,856
thereto, even if payments may
     be temporarily suspended or waived.
--------------------------------------------------------------------------------------------- ----------------------------
3.  Replacement or Painting Reserve releases which are included as expense items on this      $                     -
Profit and Loss statement

--------------------------------------------------------------------------------------------- ----------------------------
4.  Project Improvement Reserve Releases under the Flexible Subsidy Program that are          $                     -
included as expense items on this
     Profit and Loss Statement.
--------------------------------------------------------------------------------------------- ----------------------------
*U.S. Government Printing Office: 1992 - 312-128/60160                                                     Page 2 of 2
form HUD-92410

                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349
                                       Statement of Partners' Equity

                                      Year ended December 31, 1996





Partners' equity, beginning of year                                   $2,302,203

Distributions                                                           (96,904)

Net loss                                                               (774,342)
                                                           --------------------

Partners' equity, end of year                                        $1,430,957
                                                           ====================

Percentage of partnership interests:
   General                                                                    1%
   Limited                                                                   99%


See accompanying notes.

                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                          Statement of Cash Flows

                                       Year ended December 31, 1996



Cash flows from operating activities
Rental receipts                                                     $ 3,663,478
Interest receipts                                                        38,119
Other receipts                                                           55,826
Administrative expenses                                                (139,239)
Administrative salaries                                                (106,930)
Management fees                                                        (200,130)
Utilities                                                              (454,829)
Operating and maintenance expenses                                     (593,551)
Operating and maintenance payroll                                      (145,601)
Real estate taxes                                                      (180,308)
Payroll taxes                                                           (40,397)
Miscellaneous taxes                                                     (14,134)
Property insurance                                                      (97,173)
Miscellaneous insurance                                                 (12,509)
Interest on mortgage notes                                           (1,269,383)
Mortgage insurance premium                                              (99,727)
Miscellaneous financial expense                                          (6,253)
                                                          ---------------------

Net cash provided by rental operating activities                        397,259

Tenant security deposits                                                   (769)
Mortgagor entity expenses                                               (41,666)
                                                          ---------------------
                                                                        (42,435)
                                                          ---------------------
Net cash provided by operating activities                           $   354,824
                                                          ---------------------



See accompanying notes.

                                       Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                    Statement of Cash Flows (continued)

                                       Year ended December 31, 1996




Cash flows from investing activities
Acquisitions of building improvements                               $   (17,600)
Acquisitions of equipment                                               (31,061)
Deposits to reserve for replacements                                    (94,882)
Withdrawals from paint reserve                                               73
                                                       ------------------------

Net cash used in investing activities                                  (143,470)
                                                       ------------------------

Cash flows from financing activities
Mortgage principal payments                                            (240,025)
Distribution to partners                                                (96,904)
                                                       ------------------------

Net cash used in financing activities                                  (336,929)
                                                       ------------------------

Net decrease in cash                                                   (125,575)

Cash, beginning of year                                                 447,453
                                                       ------------------------

Cash, end of year                                                     $ 321,878
                                                       ========================

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                    Statement of Cash Flows (continued)

                                       Year ended December 31, 1996




Reconciliation of net loss to net cash provided by
operating activities:
   Net loss                                                        $   (774,342)
   Adjustments to reconcile net loss to net cash
   provided by operating
     activities:
     Depreciation                                                     1,092,811
     Amortization                                                        24,628
     Accrued interest-residual receipts note                             57,150
   Decrease (increase) in:
     Interest receivable                                                    448
     Accounts receivable-tenants                                            526
     Accounts receivable-HUD                                             (5,720)
     Tenant security deposits held in trust                              (5,294)
     Prepaid property insurance                                              46
     Prepaid mortgage insurance                                             892
     Prepaid real estate taxes                                             (329)
     Prepaid workmens' compensation insurance                               (46)
     Real estate tax escrow                                               8,199
     Property insurance escrow                                            1,160
     Mortgage insurance escrow                                              109
   Increase (decrease) in:
     Accounts payable-trade                                             (52,593)
     Accounts payable-management agent                                      356
     Accounts payable-salary/payroll                                     (4,475)
     Accrued interest payable                                            (1,419)
     Prepaid rent                                                         8,409
     Tenant security deposits payable                                     4,525
     Accrued interest on tenant security deposits                          (217)
                                                       ------------------------
Total adjustments                                                     1,129,166

Net cash provided by operating activities                            $  354,824
                                                       ========================


See accompanying notes.

                                         Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                       Notes to Financial Statements

                                       Year ended December 31, 1996


1. Organization

Kenilworth Associates, Ltd., a Limited Partnership (the "Partnership"), was formed as a limited partnership under the laws of the District of Columbia on November 30, 1985, for the purpose of acquiring, rehabilitating and operating a rental housing project under Section 221(d)(4) of the National Housing Act. The project consists of 569 units located in Washington, D.C. and is currently operating under the name of Mayfair Mansions Apartments.

2. Summary of Significant Accounting Policies

Depreciation

Depreciation of buildings,improvements and equipment is computed using straight-line and accelerated methods over the estimated useful lives of the assets for financial reporting purposes. Depreciable lives used are twenty-seven and one-half years for buildings, fifteen years for land improvements, and five to seven years for personal property.

Amortization

Mortgage costs are amortized over the term of the mortgage loan using the straight-line method.

Income Taxes

No provision or benefit for federal income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

                                        Kenilworth Associates Ltd.
                                           A Limited Partnership
                                    FHA Project No. 000-44160/000-35349

                                 Notes to Financial Statements (continued)



2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

The Partnership's records impairment on losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less then the carrying amount of those assets. Based on management's estimation process, no impairment losses were recorded as of December 31, 1996.

3. Mortgages Payable

The first mortgage note is insured under Section 221(d)(4) of the National Housing Act and secured by a first deed of trust on the rental property. The note bears interest at the rate of 8.75% per annum. Principal and interest are payable by the Partnership in equal monthly installments of $104,345 through July 2030.

The mortgage was funded by proceeds of a $14,745,000 bond issued by the District of Columbia Housing Finance Agency. In accordance with the terms of the indenture, the mortgage servicer makes deposits into the bond fund for bond principal and interest payments. At December 31, 1996, bond funds held by the trustee consisted of the following:

                 Bond fund                                         $    499,259

                 Debt service reserve fund                            1,138,475
                                                         ----------------------

                                                                    $ 1,637,734
                                                         ======================


Mortgages Payable (continued)

If the trustee determines that the deposits into the bond fund as provided for under the mortgage are over or under the amounts necessary to meet the debt service requirements, principal and interest payments under the mortgage will
be increased  or decreased  as  appropriate.   The  Partnership  is responsible
for payment of the trustee's fees and administrative expenses incurred in excess of those provided for in the bond indenture. Any funds remaining after repayment of all the bonds and any related agency and trustee charges will be transferred to the Partnership. In addition to trustee's fees and administrative expenses associated with the bond fund, the Partnership is required to pay loan administration fees associated with the mortgage loan. These expenses have been reflected in Miscellaneous Financial Expense in the accompanying Statement of Profit and Loss.

The second mortgage note is insured under Section 236 of the National Housing Act and secured by a second deed of trust on the rental property. The note bears interest at the rate of 7% per annum. The Partnership entered into an interest subsidy agreement, which reduces the effective interest rate to approximately
1% over the term of the loan. During 1996, interest reduction payments of $402,046 were applied against interest expense. The reduced payments are due in equal, monthly installments of $18,330 through June 2014.

Under agreements with the mortgage lenders and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

The liability of the Partnership under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.


3. Mortgages Payable (continued)

Annual maturities of the mortgages payable for each of the five years following December 31, 1996 are as follows:


                                           221(d)(4)
                     236 Loan         ------------------- ----------------------
                                             Loan                 Total
------------------
      1997               $   188,824        $     69,756         $     258,580
------------------
      1998                   202,473              76,110               278,583
------------------
      1999                   217,111              83,044               300,155
------------------
      2000                   232,805              90,609               323,414
------------------
      2001                   249,635              98,863               348,498
------------------
   Thereafter              5,208,984          13,126,047            18,335,031
------------------
               =================================================================
      Total               $6,299,832         $13,544,429           $19,844,261
               =================================================================


4. Residual Receipts Note

The residual receipts note bears interest at 3% per annum commencing September 1, 1991. Principal and interest are due in full on June 9, 2009 or on the maturity date of the first deed of trust, whichever is later, provided, however, that if the first trust is prepaid in full, the holder of the residual receipts note may at its option declare the principal balance and accrued interest thereon due and payable. Further, this note shall become due and payable if there is a change in the identity of the maker, refinancing of any indebtedness of the project, or transfer or sale of the project unless prior written approval from the holder is obtained. Prepayment of the principal of this note shall be made from residual receipts, as defined by the U.S. Department of Housing and Urban Development ("HUD"), available in any one year, after annual distributions of surplus cash of $56,222, as limited by HUD (see Note 10), or a lesser amount if approved by the holder. Annual prepayments shall not exceed an aggregate amount of $130,804.

Receivables from Tenants

Delinquent receivables from tenants are summarized as follows:

   Number of                        Days
    Tenants                  -------------------               ----------------
                                  Past Due                        Amount
      65                          Under 31                             $ 24,441
      32                          31-60                                   5,199
      51                          Over 60                                10,665
==========================                                     ================
     148                                                               $ 40,305
==========================                                     ================

6. Uncertainty-Housing Assistance Agreement

HUD has contracted under Section 8 of the Housing Assistance Payments ("HAP") Program of the United States Housing Act of 1937 to make housing assistance payments to the Partnership on behalf of low-income tenants who meet certain qualifications. There are two housing assistance agreements with five-year terms, which expire on December 31, 1999 and September 30, 1999.

The Partnership received $1,415,415 of its revenue during 1996 from HUD under the terms of the HAP contracts. HUD is considering various alternatives to continuing project-based subsidies which may include the non-renewal of the existing HAP contracts between the Partnership and HUD. HUD has proposed alternative plans to replace project-based HAP contracts, including issuing rent vouchers directly to the tenants, which the tenant could then use for rent at the project of their choice. At this time, there is no assurance that the HAP contract will be extended by HUD. The ultimate impact of HUD's proposed plans to the Partnership cannot presently be determined.


7. Related Party Transactions

Management Agreement

The property is managed by Urban Realty and Development Corporation, an affiliate of the general partner, pursuant to a management agreement approved by HUD. The management agreement provides for a management fee of 5.5% of monthly rents and other collections related to the project's operations. Such fees charged to operations during 1996 amounted to $200,486.

Additionally, the Partnership Agreement provides that the management fee shall be equal to the lesser of, (i) the HUD approved management fee or, (ii) 5.5% of the gross revenues of the project provided, however, that such fee may be greater than 5.5% of such gross revenues up to the HUD approved fee in any year in which the full cumulative Priority Distribution has been distributed to the Limited Partners.

8. Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value financial information about certain financial instruments, whether or not recognized on the balance sheet. The carrying amounts reported in the balance sheet for
those  financial   instruments  described  in  the  schedule  of  funds  in
financial institutions included in the supporting data required by HUD listed on the contents page, approximate those assets' fair value.

Payment of other long-term liabilities are generally dependent upon the Partnership's ability to achieve cash flow, the partners providing additional funds, the sale of the project or refinancing of the mortgage at the end of the Regulatory Agreement. Management believes that estimating the fair value of these long-term liabilities is either not appropriate or, because of excess costs, considers estimation of fair value to otherwise be impracticable.

Working Capital Loans

If the Partnership requires funds to pay project expenses subsequent to December 31, 1993, the end of the Initial Operating Period, the General Partners are obligated to make Working Capital Loans to the project up to $100,000. Such loans, if made, bear interest at the prime rate as established by the First National Bank of Boston. As of December 31, 1996, no working capital loans were made to the Partnership.

10. Distributions of Surplus Cash

The Partnership is subject to a limitation on distributions of surplus cash as defined by HUD. Annual distributions are limited to $191,472. Surplus cash is to be distributed pursuant to the Partnership Agreement as follows:

To repay any Working Capital Loans and Voluntary Loans including interest.

To pay a priority distribution to the General and Limited Partners in the amount of $56,222 to be shared in accordance with their percentage ownership interests. At December 31, 1996, the cumulative unpaid priority distributions were $56,222.

To repay any Project Expense Loans.

To pay the Incentive Management Fee (see Note 12).

The balance is distributed to the Partners in accordance with their percentage interests.

Distributions of $95,816 and $41,751 from 1995 surplus cash were made to the Investor Limited Partner and General Partners, respectively, during 1996.

11. Guaranteed Priority Distribution

The General Partners guarantee to pay the Investor Limited Partner a minimum Guaranteed Priority Distribution of $35,000 annually if funds are not available from surplus cash. This amount is cumulative and is not to be considered a capital contribution or loan. No such Guaranteed Priority Distributions were made by the General Partners for 1996.

12. Incentive Management Fee

The General Partners are entitled to receive an Incentive Management Fee from distributable cash based on 50% of the remaining distributable cash after payment of the Priority Distribution of $56,222. The Incentive Management Fee is limited to 15% of gross collected income in any one year. Incentive Management Fees distributed during 1996 from the 1995 surplus cash were $40,663 and have been included in Other Entity Expenses in the accompanying Statement of Profit and Loss.

56







































7