Form 10QSB
period 1999-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1999-08-11
CIK 845035

August 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB Edgar for Quarter Ended June 30, 1999 File Number 0-19765


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

                                                    FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 1999
                              --------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from              to

For Quarter Ended      June 30, 1999        Commission file number    0-19765
                  ------------------                                ------------

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


                 Massachusetts                                     04-3044617
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


        101 Arch Street, Boston, Massachusetts                     02110-1106
       (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                   --------------------

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

                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                                                 TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------
Item 1.  Combined Financial Statements

         Combined Balance Sheet - June 30, 1999 (Unaudited)                                      1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1999 and 1998                                                   2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1999                                3

         Combined Statements of Cash Flows (Unaudited) -  For the
           Three Months Ended June 30, 1999 and 1998                                             4

         Notes to Combined Financial Statements (Unaudited)                                      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  10

PART II - OTHER INFORMATION

Items 1-6                                                                                       14

SIGNATURE                                                                                       15


                          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)


                                              COMBINED BALANCE SHEET
                                                   June 30, 1999
                                                    (Unaudited)


Assets

Cash and cash equivalents                                                                 $      584,989
Marketable securities, at fair value                                                             642,828
Accounts receivable, net of allowance for bad debt of $5,800                                      33,660
Tenant security deposits                                                                          99,209
Investments in Local Limited Partnerships,
   net of reserve for valuation of $2,094,646 (Note 1)                                        15,124,282
Rental property at cost, net of
   accumulated depreciation                                                                   11,648,366
Mortgagee escrow deposits                                                                        181,264
Deferred charges, net of $1,675 accumulated amortization                                         209,934
Other assets                                                                                      25,035
                                                                                          --------------
     Total Assets                                                                         $   28,549,567
                                                                                          ==============

Liabilities and Partners' Equity

Mortgage note payable                                                                     $    8,342,683
Accounts payable to affiliates                                                                   116,699
Accounts payable and accrued expenses                                                             71,093
Interest payable                                                                                  46,302
Tenant security deposits payable                                                                  71,010
Payable to affiliated developer                                                                2,482,000
                                                                                          --------------
     Total Liabilities                                                                        11,129,787

Minority interest in Local Limited Partnership                                                   277,130
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                        17,143,734
Net unrealized losses on marketable securities                                                    (1,084)
     Total Partners' Equity                                                                   17,142,650
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   28,549,567
                                                                                          ==============

The  accompanying  notes are an integral part of these combined financial statements.


                           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                 For the Three Months Ended June 30, 1999 and 1998

                                                                              1999                   1998
                                                                         -------------         -------------
Revenue:
   Rental                                                                $     421,142         $     435,763
   Investment                                                                   17,941                25,368
   Other                                                                        85,782                81,886
                                                                         -------------         -------------
       Total Revenue                                                           524,865               543,017
                                                                         -------------         -------------

Expenses:
   Asset management fee, related party                                          46,669                49,626
   General and administrative (includes reimbursement
    to affiliate in the amounts of $28,324 and
    $25,218, respectively)                                                      67,590                64,744
   Bad debt expense                                                            221,039                   699
   Rental operations, exclusive of depreciation                                168,021               219,332
   Property management fee, related party                                       21,277                28,346
   Interest                                                                    200,949               245,143
   Depreciation                                                                137,654               157,338
   Amortization                                                                187,097                21,620
                                                                         -------------         -------------
       Total Expenses                                                        1,050,296               786,848
                                                                         -------------         -------------

Loss before equity in income  (losses) of Local Limited
   Partnerships,  minority interest, loss on liquidation of
   interest in Local Limited
   Partnership and gain on transfer of assets                                 (525,431)             (243,831)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)                                               198,566                (5,943)

Minority interest in losses of
   Local Limited Partnerships                                                  108,487                15,812

Loss on liquidation of interest in Local Limited
   Partnership (Note 2)                                                         (6,486)                    -
                                                                         -------------         -------------

Loss before gain on transfer of assets                                    (224,864)             (233,962)

Gain on transfer of assets (Note 2)                                            218,408                     -
                                                                         -------------         -------------

Net Loss                                                                 $      (6,456)        $    (233,962)
                                                                         =============         =============

Net Loss allocated:
   To General Partners                                                   $         (65)        $      (2,340)
   To Limited Partners                                                          (6,391)             (231,622)
                                                                         -------------         -------------
                                                                         $      (6,456)        $    (233,962)
                                                                         =============         =============
Loss before gain transfer of assets per
   Limited Partnership Unit (68,043 Units)                               $       (3.27)        $       (3.40)
                                                                         =============         =============

Gain on transfer of assets per Limited
   Partnership Unit (68,043 Units)                                       $         3.18        $           -
                                                                         ==============        =============

Net Loss per Limited Partnership Unit
   (68,043 Units)                                                        $       (0.09)        $      (3.40)
                                                                         =============         ============
The  accompanying  notes are an integral part of these combined financial statements.


                           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                                    (Unaudited)
                                     For the Three Months Ended June 30, 1999

                                                                                         Net
                                                         Initial       Investor      Unrealized
                                         General         Limited        Limited         Gains
                                         Partners       Partners       Partners       (Losses)          Total


Balance at March 31, 1999             $    (419,584)  $      5,000    $ 17,564,774  $       3,473  $  17,153,663
                                      -------------   ------------    ------------  -------------  -------------

Comprehensive Loss:
   Net change in net unrealized gains
     on marketable securities
     available for sale                           -              -               -         (4,557)        (4,557)
   Net Loss                                     (65)             -          (6,391)             -         (6,456)
                                      -------------   ------------    ------------  -------------  -------------
Comprehensive Loss                              (65)             -          (6,391)        (4,557)       (11,013)
                                      -------------   ------------    ------------  -------------  -------------

Balance at June 30, 1999              $    (419,649)  $      5,000    $ 17,558,383  $      (1,084) $  17,142,650
                                      =============   ============    ============  =============  =============


The  accompanying  notes are an integral part of these combined financial statements.


                             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                                         COMBINED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                 For the Three Months Ended June 30, 1999 and 1998



                                                                                1999                  1998
                                                                           -------------         ------------

Net cash used for operating activities                                     $    (478,043)        $     (24,925)

Net cash provided by investing activities                                        359,285                46,200

Net cash provided by (used for) financing activities                             342,678               (12,531)
                                                                           -------------         -------------

Net increase in cash and cash equivalents                                        223,920                 8,744

Cash and cash equivalents, beginning                                             361,069               386,059
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     584,989         $     394,803
                                                                           =============         =============

Supplemental disclosure:
   Cash paid for interest                                                  $     686,471         $     180,882
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


                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)


                                      NOTES TO COMBINED FINANCIAL STATEMENTS
                                                    (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of March 31, 1999 and 1998.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-four Local Limited Partnerships (excluding the Combined Entity) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements,which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entity, at June 30, 1999:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited Partnerships                                     $    41,688,356

Cumulative equity in losses of Local Limited
   Partnerships (includes cumulative unrecognized
   losses of $9,228,001)                                                                      (24,498,965)

Cash distributions received from Local
   Limited Partnerships                                                                        (2,288,614)

Investments in Local Limited Partnerships
   before adjustment                                                                           14,900,777


Excess of investment costs over the underlying net assets acquired:
     Acquisition fees and expenses                                                              2,999,362

     Accumulated amortization of acquisition
       fees and expenses                                                                         (681,211)

Investments in Local Limited Partnerships                                                      17,218,928

Reserve for valuation of investments
   in Local Limited Partnerships                                                               (2,094,646)
                                                                                          $    15,124,282

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                             NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                                    (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the three months ended June 30, 1999 is $144,039. For the three months ended June 30, 1999, the Partnership has not recognized $416,002 of equity in losses relating to thirteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of all of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The transfers of Grandview Terrace Apartments, Pecan Hills Apartments, Seagraves Garden Apartments, Hilltop Apartments, Bent Tree Housing, Justin Place Apartments, Valley View Apartments, Nacona Terrace Apartments, Royal Creste Apartments, Pine Manor Apartments and Pinewood Terrace Apartments were transferred prior to March 31, 1999. Gateway Village was transferred on May 27, 1999.

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $6,486 and gain on transfer of assets of $218,408 were recognized in the three months ended June 30,1999 as a result of the transfer of Gateway Village.

For tax purposes, these events result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits, since the Texas Partnerships represent only 3% of the Partnership's tax credits.

3.   Litigation

As previously reported, Bentley Court, located in Columbia, South Carolina, continues to generate deficits. Further, as previously reported, the IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the findings in the IRS report in order to minimize the loss of credits. In June of 1998, the Managing General Partner was informed that an individual associated with the non-affiliated Local General Partner for this property was indicted on various criminal charges related to this IRS audit. This individual pled guilty to two of these counts and is now awaiting sentencing. Accordingly, as of July 1999 an affiliate of the Managing General Partner of the Partnership is now the Local Managing General Partner of Bentley Court. In the opinion of Management, there is a substantial risk that Limited Partners will suffer significant tax credit recapture and/or credit disallowance as a result of the problems at this property. However, it is not possible to quantify the risk until the IRS completes its audits. The Managing General Partner will continue to monitor property operations closely. Additionally, it is likely that the non-affiliated Local General Partner will be removed as general partner from the Local Limited Partnership and its affiliated property management company will be terminated from management of the property. Further, as a result of the continuing tax issues at this property, Management has decided to fully reserve the Partnership's investment in Bentley Court.

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                            NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                                    (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets

                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits        Entity                             Combined
                                                 L.P. IV (A)          (B)           Eliminations        (A)
Assets

Cash and cash equivalents                      $     474,609    $     110,380     $           -    $     584,989
Marketable securities, at fair value                 642,828                -                 -          642,828
Accounts receivable, net                              20,067           13,593                 -           33,660
Tenant security deposits                                   -           99,209                 -           99,209
Investments in Local
   Limited Partnerships, net                      16,150,513                -        (1,026,231)      15,124,282

Rental property at cost, net                               -       11,016,827           631,539       11,648,366
Mortgagee escrow deposits                                  -          181,264                 -          181,264
Deferred charges, net                                      -          209,934                 -          209,934
Other assets                                           8,614           16,421                 -           25,035
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  17,296,631    $  11,647,628     $    (394,692)   $  28,549,567
                                               =============    =============     =============    =============

Liabilities and Partners' Equity

Mortgage note payable                          $           -    $   8,342,683     $           -    $   8,342,683
Accounts payable to affiliates                       109,675            7,024                 -          116,699
Accounts payable and accrued expenses                 44,306           26,787                 -           71,093
Interest payable                                           -           46,302                 -           46,302
Tenant security deposits payable                           -           71,010                 -           71,010
Payable to affiliated developer                            -        2,482,000                 -        2,482,000
                                               -------------    -------------     -------------    -------------
     Total Liabilities                               153,981       10,975,806                 -       11,129,787
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnership                                             -                -           277,130          277,130
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                       17,143,734          671,822          (671,822)      17,143,734
Net unrealized losses on
   marketable securities                              (1,084)               -                 -           (1,084)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       17,142,650          671,822          (671,822)      17,142,650
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $  17,296,631    $  11,647,628     $    (394,692)   $  28,549,567
                                               =============    =============     =============    =============

(A) As of June 30, 1999.
(B) As of March 31, 1999.

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

                              NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                                    (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits        Entities                         Combined
                                                 L.P. IV (A)          (B)           Eliminations        (A)
Revenue:
   Rental                                      $           -    $     421,142     $           -    $     421,142
   Investment                                         12,519            5,422                 -           17,941

   Other                                              75,507           10,275                 -           85,782
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    88,026          436,839                 -          524,865
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fee, related party                46,669                -                 -           46,669
   General and administrative                         67,590                -                 -           67,590
   Bad debt expense                                  221,039                -                 -          221,039
   Rental operations, exclusive of depreciation            -          168,021                 -          168,021
   Property management fee, related party                  -           21,277                 -           21,277

   Interest                                                -          200,949                 -          200,949
   Depreciation                                            -          137,654                 -          137,654
   Amortization                                       16,452          170,645                 -          187,097
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  351,750          698,546                 -        1,050,296
                                               -------------    -------------     -------------    -------------

Loss before equity in income of Local Limited
   Partnerships,  minority  interest Loss on
   liquidation of interest in Local Limited
   Partnership and gain on transfer of assets       (263,724)        (261,707)                -         (525,431)

Equity in income of Local Limited
   Partnerships                                      263,754                -           (65,188)         198,566

Minority interest in losses of
   Local Limited Partnerships                              -                -           108,487          108,487

Loss on liquidation of interest in Local
   Limited Partnership                                (6,486)               -                 -           (6,486)
                                               -------------    -------------     -------------    -------------

Net Loss before gain on transfer                      (6,456)        (261,707)           43,299         (224,864)

Gain on transfer of assets                                 -          218,408                 -          218,408
                                               -------------     ------------     -------------    -------------

Net loss                                       $      (6,456)    $    (43,299)    $      43,299    $      (6,456)
                                               =============     ============     =============    =============

(A) For the three  months  ended June 30,  1999.
(B) For the three months ended March 31, 1999.

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                             NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                                    (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits        Entities                           Combined
                                                 L.P. IV (A)           (B)           Eliminations        (A)

Net cash used for operating activities         $    (136,149)   $    (341,894)    $           -    $    (478,043)

Net cash provided by (used for)
   investing activities                              367,686           (8,401)                -          359,285

Net cash provided by financing activities                  -          342,678                 -          342,678
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash
   and cash equivalents                              231,537           (7,617)                -          223,920

Cash and cash equivalents, beginning                 243,072          117,997                 -          361,069
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     474,609    $     110,380     $           -    $     584,989
                                               =============    =============     =============    =============



(A) For the three  months  ended June 30,  1999.
(B) For the three months ended March 31, 1999.

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

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had an increase in cash and cash equivalents of $223,920 from $361,069 at March 31, 1999 to $584,989 at June 30, 1999. The increase is mainly attributable to proceeds from a refinanced mortgage for the combined entity, proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. The increase is offset partially by cash used for operations and refinancing costs associated with the Combined Entity's refinanced mortgage.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership interests. Funds totaling approximately $1,229,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,105,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $753,000 of operating funds to replenish Reserves. At June 30, 1999, approximately $1,061,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,229,000 noted above, the Partnership has also advanced approximately $556,000 to the Texas Partnerships to fund operating deficits. Approximately $325,000 has also been advanced to three other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1999.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                        (A Limited Partnership)

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the three months ended June 30, 1999 resulted in a net loss of $6,456 as compared to a net loss of $233,962 for the same period in 1998. In addition to the gain on transfer of assets, the decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and decreases in rental operations, interest, depreciation and property management fee. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships is expected to continue. The decrease in rental operations, interest, depreciation and property management fee is attributable to the transfer of one of the Combined Entities in the third quarter of calendar 1998 and the transfer of Gateway during the three months ended June 30, 1999. In addition, the decrease in net loss was partially offset by an increase in bad debt expense and Amortization. Bad debt expense increased due to the write-off of advances to the Local Limited Partnerships. Amortization increased due to acceleration of certain financing costs in connection with the Leawood refinancing.

Property Discussions

Currently the Partnership consists of 25 properties. Most of the 25 Local Limited Partnerships have stable operations and are operating at break-even or are generating operating cash flow. A few properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In certain instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts, are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency (MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. Given the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan may default on their mortgage obligation in the near future. In particular, Audobon Apartments is experiencing significant operating deficits, which may affect the ability of the Fund to retain its interest in Audobon through 1999. A foreclosure would result in recapture of credits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. As previously reported, on September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass.Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Bentley Court, located in Columbia, South Carolina, continues to generate deficits. Further, as previously reported, the IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the findings in the IRS report in order to minimize the loss of credits. In June of 1998, the Managing General Partner was informed that an individual associated with the non-affiliated Local General Partner for this property was indicted on various criminal charges related to this IRS audit. This individual pled guilty to two of these counts and is now awaiting sentencing. Accordingly, an affiliate of the Managing General Partner of the Partnership is now the Local Managing General Partner of Bentley Court. In the opinion of Management, there is a substantial risk that Limited Partners will suffer significant tax credit recapture and/or credit disallowance as a result of the problems at this property. However, it is not possible to quantify the risk until the IRS completes its audits. The Managing General Partner will continue to monitor property operations closely. Additionally, it is likely that the non-affiliated Local General Partner will be removed as general partner from the Local Limited Partnership and its affiliated property management company will be terminated from management of the property. Further, as a result of the continuing tax issues at this property, Management has decided to fully reserve the Partnership's investment in Bentley Court.

As previously reported, BK Apartments, located in Jamestown, North Dakota, is generating operating deficits despite improved occupancy. The lender issued a default notice and threatened to foreclose. A workout agreement was negotiated and completed on November 10, 1997. The Managing General Partner is closely monitoring the workout plan with the Local General Partner. Furthermore, in November 1997, the Managing General Partner consummated a transfer of 50% of its interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred its general partner interest and transferred 48.5% of its interest in capital and profits of BK Apartments Limited Partnership to a nonprofit general partner. Additionally, the Managing General Partner has the right to put the Partnership's remaining interest to the new Local General Partner any time after one year from the June 17, 1999 effective date has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the new Local General Partner. In addition, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, 46 & Vincennes, located in Chicago, Illinois, has been operating below break-even due to occupancy problems. On April 1, 1998, the management agent was replaced with a new management agent. For the last two quarters, occupancy has increased slightly and as of June 30, 1999 was 89%. The Managing General Partner continues to work closely with the Local General Partner and will continue to monitor the new management agent, property operations and marketing efforts.

As previously reported, negotiations among the Managing General Partner, lender and prospective buyer for the last remaining Texas Partnership, Gateway Village, continued and resulted in the transfer of Gateway Village in May, 1999. For tax purposes, the transfer event of Gateway Village resulted in both Section 1231 Gain and cancellation of indebtedness income, in addition to credit recapture of approximately $2.40 per unit for the 1999 tax year.

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

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                (A Limited Partnership)

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)




Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes that all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant in early 1999, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1999.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 11, 1999                   BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. IV

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