Form 10QSB
period 1999-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 1999-11-12
CIK 845035

November 12, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-QSB for Quarter Ended September 30, 1999 File Number 0-19765



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

                                   FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                              -------------------------------------------

                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to

For Quarter Ended   September 30, 1999      Commission file number 0-19765
                  ------------------------


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
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1.  Combined Financial Statements

         Combined Balance Sheet - September 30, 1999 (Unaudited)                                 1

         Combined Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 1999 and 1998                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1999                             4

         Combined Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 1999 and 1998                                          5

         Notes to Combined Financial Statements (Unaudited)                                      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  11

PART II - OTHER INFORMATION

Items 1-6                                                                                       15

SIGNATURE                                                                                       16



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                             COMBINED BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $     427,352
Marketable securities, at fair value                                                                   732,263
Accounts receivable, net of allowance for bad debts of $5,800                                           97,516

Tenant security deposits                                                                                81,963
Investments in Local Limited Partnerships,
   net of reserve for valuation of $2,094,646 (Note 1)                                              14,972,568

Rental property at cost, net of accumulated depreciation                                            11,512,190
Mortgagee escrow deposits                                                                              226,945
Deferred charges, net of accumulated amortization of
   $6,702                                                                                              205,052

Other assets                                                                                            31,779

     Total Assets                                                                                $  28,287,628
                                                                                                 =============


Liabilities and Partners' Equity

Mortgage notes payable                                                                           $   8,320,488
Accounts payable to affiliates                                                                         155,180
Accounts payable and accrued expenses                                                                   97,222
Interest payable                                                                                        46,179
Tenant security deposits payable                                                                        70,255
Payable to affiliated Developer                                                                      2,482,000
                                                                                                 -------------
     Total Liabilities                                                                              11,171,324

Minority interest in Local Limited Partnership                                                         272,684
                                                                                                 -------------


General, Initial and Investor Limited Partners' Equity                                              16,846,035

Net unrealized losses on marketable securities                                                          (2,415)
                                                                                                 -------------

     Total Partners' Equity                                                                         16,843,620

     Total Liabilities and Partners' Equity                                                      $  28,287,628
                                                                                                 =============

The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
        For the Three and Six Months Ended September 30, 1999 and 1998


                                             Three Months Ended                           Six Months Ended
                                      September 30,       September 30,           September 30,       September 30,
                                          1999                1998                    1999                1998
                                      -------------       -------------           -------------      --------------
Revenue:
   Rental                             $     422,698     $       431,967           $     843,840      $      867,730
   Investment                                18,856              26,636                  36,797              52,004
   Other                                     63,475              17,299                 149,257              99,185
                                      -------------     ---------------           -------------      --------------
       Total Revenue                        505,029             475,902               1,029,894           1,018,919
                                      -------------     ---------------           -------------      --------------

Expenses:
   Asset management fee,
     related party                           42,935              49,626                  89,604              99,252
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $51,774 and $50,508 in 1999
     and 1998, respectively)                144,009              43,145                 211,599             107,889
   Bad debt expense                          (5,694)            244,895                 215,345             245,594
   Rental operations, exclusive of
     depreciation                           180,969             201,950                 348,990             421,282
   Property management fee,
     related party                           22,016              24,770                  43,293              53,116
   Interest                                 138,660             226,398                 339,609             471,541
   Depreciation                             137,653             146,774                 275,307             304,112
   Amortization                              21,480              21,626                 208,577              43,246
                                      -------------     ---------------           -------------      --------------
       Total Expenses                       682,028             959,184               1,732,324           1,746,032
                                      -------------     ---------------           -------------      --------------

Loss before equity in (losses)
  income of Local Limited  Partnerships,
  minority interest, loss on liquidation
  of interests in Local Limited Partnerships
  and gain on transfer of assets           (176,999)           (483,282)               (702,430)           (727,113)

Equity in (losses) income of Local
  Limited Partnerships (Note 1)            (125,146)            (14,470)                 73,420             (20,413)

Minority interest in losses of
  Local Limited Partnerships                  4,446              83,081                 112,933              98,893

Loss on liquidation of interests in
  Local Limited Partnerships (Note 2)             -              (3,750)                 (6,486)             (3,750)
                                      -------------     ---------------           -------------      --------------

Net loss before gain on transfer of
  assets                                   (297,699)           (418,421)               (522,563)           (652,383)

Gain on transfer of assets (Note 2)               -             589,338                 218,408             589,338
                                      -------------     ---------------           -------------      --------------

Net Income (Loss)                     $    (297,699)    $       170,917           $    (304,155)     $      (63,045)

                                      =============     ===============           =============      ==============


The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  COMBINED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)
          For the Three and Six Months Ended September 30, 1999 and 1998



                                             Three Months Ended                           Six Months Ended
                                      September 30,       September 30,           September 30,       September 30,
                                          1999                1998                    1999                1998
                                      -------------       -------------           -------------      --------------

Net Income (Loss) allocated:
   To General Partners                $      (2,976)    $         1,709           $      (3,041)     $         (631)
   To Limited Partners                     (294,723)            169,208                (301,114)            (62,414)
                                      -------------     ---------------           -------------      --------------
                                      $    (297,699)    $       170,917           $    (304,155)     $      (63,045)
                                      =============     ===============           =============      ==============

Net Loss before gain on transfer of
   of assets item per Limited
   Partnership Unit (68,043 Units)    $      (4.33)       $      (6.09)           $      (7.60)      $       (9.49)
                                      ============        ============            ============       =============

Gain on transfer of assets
   per Limited Partnership
   Unit (68,043 Units)                $           -       $        8.57           $        3.18      $         8.57
                                      =============       =============           =============      ==============
Net Income (Loss) per Limited
   Partnership Unit
(68,043 Units)                        $      (4.33)       $        2.48           $      (4.42)      $       (0.92)
                                      ============        =============           ============       =============


The accompanying notes are an integral part of these combined financial statements.


                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


     COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1999



                                                                                         Net
                                                         Initial       Investor       Unrealized
                                         General         Limited        Limited         Gains
                                         Partners       Partners       Partners       (Losses)          Total

Balance at March 31, 1999             $    (419,584) $       5,000   $  17,564,774  $       3,473  $  17,153,663
                                      -------------  -------------   -------------  -------------  -------------

Comprehensive Loss:
   Net change in net unrealized
      gains on marketable securities
      available for sale                          -              -               -         (5,888)        (5,888)
   Net Loss                                  (3,041)             -        (301,114)             -       (304,155)
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Loss                           (3,041)             -        (301,114)        (5,888)      (310,043)
                                      -------------  -------------   -------------  -------------  -------------

Balance at September 30, 1999         $    (422,625) $       5,000   $  17,263,660  $      (2,415) $  16,843,620
                                      =============  =============   =============  =============  =============


The accompanying notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1999 and 1998




                                                                                1999                  1998
                                                                           -------------         -------------

Net cash provided by (used for) operating activities                       $    (506,982)        $      13,146

Net cash provided by (used for) investing activities                             339,900               (95,544)

Net cash provided by (used for) financing activities                             233,365               (42,193)
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                              66,283              (124,591)

Cash and cash equivalents, beginning                                             361,069               386,059
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     427,352         $     261,468
                                                                           =============         =============

Supplemental disclosure:
   Cash paid for interest                                                  $     825,254         $     332,896
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of June 30, 1999 and 1998.

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

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entity, at September 30, 1999:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited Partnerships                                     $    41,676,500

Cumulative equity in losses of Local Limited
   Partnerships (excludes cumulative unrecognized
   losses of $9,924,247)                                                                      (24,579,156)

Cash distributions received from Local
   Limited Partnerships                                                                        (2,337,972)

Investments in Local Limited Partnerships
   before adjustment                                                                           14,759,372

Excess of investment cost over the underlying net assets acquired:
     Acquisition fees and expenses                                                              2,999,362
     Accumulated amortization of acquisition
       fees and expenses                                                                         (691,520)

Investments in Local Limited Partnerships                                                      17,067,214

Reserve for valuation of investments
   in Local Limited Partnerships                                                               (2,094,646)
                                                                                          $    14,972,568

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entity, for the six months ended September 30, 1999 totaled $920,383. For the six months ended September 30, 1999, the Partnership has not recognized $1,112,248 of equity in losses relating to fourteen Local Limited Partnerships where cumulative equity in losses and cumulative
distributions   exceeded   its  total   investments   in  these  Local   Limited
Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The last Texas Partnership, Gateway Village was transferred on May 27, 1999.

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $6,486 and gain on transfer of assets of $218,408 were recognized in the six months ended September 30, 1999 as a result of the transfer of Gateway Village.

For tax purposes, these events result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits.

3.   Litigation

As previously reported, Bentley Court, located in Columbia, South Carolina, continues to generate deficits. Further, the IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the findings in the IRS report in order to minimize the loss of credits. In June of 1998, the Managing General Partner was informed that an individual associated with the non-affiliated Local General Partner for this property was indicted on various criminal charges related to this IRS audit. This individual pled guilty to two of these counts and is now awaiting sentencing. In the opinion of Management, there is a substantial risk that Limited Partners will suffer significant tax credit recapture and/or credit disallowance as a result of the problems at this property. However, it is not possible to quantify the risk until the IRS completes its audits. Additionally, the Local General Partner was removed as general partner from the Local Limited Partnership and replaced with an affiliate of the Managing General Partner. In addition, the Managing General Partner terminated the property management company from management of the property and replaced it with a new property management group. The Managing General Partner will continue to monitor property operations closely. As a result of the continuing tax issues at this property, Management fully reserved the Partnership's investment in Bentley Court.

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


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                                        Balance Sheets


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits          Entity                            Combined
                                                 L.P. IV (A)           (B)         Eliminations              (A)

Assets
Cash and cash equivalents                      $     364,290    $      92,636     $     (29,574)   $     427,352
Marketable securities, at fair value                 732,263                -                 -          732,263
Accounts receivable, net                              83,316           14,200                 -           97,516
Tenant security deposits                                   -           81,963                 -           81,963
Investments in Local
   Limited Partnerships, net                      15,852,096                -          (879,528)      14,972,568
Rental property at cost, net                               -       10,886,795           625,395       11,512,190
Mortgagee escrow deposits                                  -          226,945                 -          226,945
Deferred charges, net                                      -          205,052                 -          205,052
Other assets                                           8,429           23,350                 -           31,779
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  17,040,394    $  11,530,941     $    (283,707)   $  28,287,628
                                               =============    =============     =============    =============

Liabilities and Partners' Equity

Mortgage notes payable                         $           -    $   8,320,488     $           -    $   8,320,488
Accounts payable to affiliates                       147,788            7,392                 -          155,180
Accounts payable and accrued expenses                 37,026           60,196                 -           97,222
Interest payable                                           -           46,179                 -           46,179
Tenant security deposits payable                           -           70,255                 -           70,255
Payable to affiliated Developer                            -        2,482,000                 -        2,482,000
                                               -------------    -------------     -------------    -------------
     Total Liabilities                               184,814       10,986,510                 -       11,171,324
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnerships                                            -                -           272,684          272,684
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                       16,857,995          544,431          (556,391)      16,846,035
Net unrealized losses on
   marketable securities                              (2,415)               -                 -           (2,415)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       16,855,580          544,431          (556,391)      16,843,620
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $  17,040,394    $  11,530,941     $    (283,707)   $  28,287,628
                                               =============    =============     =============    =============

(A) As of September 30, 1999.
(B) As of June 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                                       Statements of Operations
                              For the Six Months Ended September 30, 1999


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                L.P. IV (A)            (B)         Eliminations              (A)

Revenue:
   Rental                                       $          -    $     843,840     $           -    $     843,840
   Investment                                         26,582           10,215                 -           36,797
   Other                                             122,566           26,691                 -          149,257
                                                ------------    -------------     -------------    -------------
     Total Revenue                                   149,148          880,746                 -        1,029,894
                                                ------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               89,604                -                 -           89,604
   General and administrative                        199,639                -            11,960          211,599
   Bad debt expense                                  215,345                -                 -          215,345
   Rental operations, exclusive of depreciation            -          348,990                 -          348,990
   Property management fee, related party                  -           43,293                 -           43,293
   Interest                                                -          339,609                 -          339,609
   Depreciation                                            -          275,307                 -          275,307
   Amortization                                       32,905          175,672                 -          208,577
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  537,493        1,182,871            11,960        1,732,324
                                                ------------    -------------     -------------    -------------

Loss before equity in income of Local Limited
   Partnerships,  minority interest,
   loss of  liquidation  of interest in Local
   Limited  Partnership  and gain on transfer
   of assets                                        (388,345)        (302,125)          (11,960)        (702,430)

Equity in income of Local
   Limited Partnerships                              102,636                -           (29,216)          73,420

Minority interest in losses of
   Local Limited Partnerships                              -                -           112,933          112,933

Loss on liquidation of interest in Local
   Limited Partnership                                (6,486)               -                 -           (6,486)
                                                ------------    -------------     -------------    -------------

Net loss before gain on transfer of assets          (292,195)        (302,125)           71,757         (522,563)

Gain on transfer of Assets                                 -          218,408                 -          218,408
                                                ------------    -------------     -------------    -------------

Net Loss                                        $   (292,195)   $     (83,717)    $      71,757    $    (304,155)
                                                ============    =============     =============    =============

(A) For the six months ended  September  30, 1999.
(B) For the six months ended June 30, 1999.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                                                   Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                          Combined
                                                 L.P. IV (A)           (B)         Eliminations              (A)

Net cash used for operating activities         $    (264,278)   $    (242,704)    $           -    $    (506,982)

Net cash provided by (used for) investing
   activities                                        385,496          (16,022)          (29,574)         339,900

Net cash provided by financing activities                  -          233,365                 -          233,365
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash
   and cash equivalents                              121,218          (25,361)          (29,574)          66,283

Cash and cash equivalents, beginning                 243,072          117,997                 -          361,069
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     364,290    $      92,636     $     (29,574)   $     427,352
                                               =============    =============     =============    =============

(A) For the six months ended  September  30, 1999.
(B) For the six months ended June 30, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Partnership and its suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

The Partnership (including the Combined Entity) had an increase in cash and cash equivalents of $66,283, from $361,069 at March 31, 1999 to $427,352 at September 30, 1999. The increase is primarily attributed to proceeds from a refinanced mortgage for the combined entity and cash distributions from Local Limited Partnerships. The increase is partially offset by cash used for operations, refinancing costs associated with the combined entity's refinanced mortgage and purchase of marketable securities in excess of proceeds.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,302,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. This amount includes approximately $1,106,000 for the Texas Partnerships. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $881,000 of operating funds to replenish Reserves. At September 30, 1999, approximately $1,052,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. To date, in addition to the $1,302,000 noted above, the Partnership has also advanced approximately $556,000 to the Texas Partnerships to fund operating deficits. Approximately $388,000 has also been advanced to four other Local Limited Partnerships.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the six months ended September 30, 1999 resulted in a net loss of $304,155, as compared to a net loss of $63,045 for the same period in 1998. The increase in net loss is primarily due to a decrease in gains on transfers of assets, increases in general and administrative expense, and an increase in amortization due to the Combined Entity's mortgage refinancing. The increase is partially offset by a decrease in equity in losses of Local Limited Partnerships. The decrease in the equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnership is expected to continue.

Property Discussions

Currently the Partnership consists of 25 properties. Most of the 25 Local Limited Partnerships have stable operations and are operating at break-even or are generating positive operating cash flow. A few properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In certain instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts, are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency (MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. Given the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan may default on their mortgage obligation in the near future. In particular, Audobon Apartments is experiencing significant operating deficits, which may affect the ability of the Partnership to retain its interest in Audobon through 1999. A foreclosure would result in recapture of credits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. As previously reported, on September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

The Local General Partner of Buena Vista, located in Buena Vista, Georgia, and Greentree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Bentley Court, located in Columbia, South Carolina, continues to generate deficits. Further, the IRS finalized its report from an audit of the 1993 tax return for the project. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the findings in the IRS report in order to minimize the loss of credits. In June of 1998, the Managing General Partner was informed that an individual associated with the non-affiliated Local General Partner for this property was indicted on various criminal charges related to this IRS audit. This individual pled guilty to two of these counts and is now awaiting sentencing. In the opinion of Management, there is a substantial risk that Limited Partners will suffer significant tax credit recapture and/or credit disallowance as a result of the problems at this property. However, it is not possible to quantify the risk until the IRS completes its audits. Additionally, the Local General Partner was removed as general partner from the Local Limited Partnership and replaced with an affiliate of the Managing General Partner. In addition, the Managing General Partner terminated the property management company from management of the property and replaced it with a new property management group. The Managing General Partner will continue to monitor property operations closely. As a result of the continuing tax issues at this property, Management fully reserved the Partnership's investment in Bentley Court.

As previously reported, BK Apartments, located in Jamestown, North Dakota, is generating operating deficits despite improved occupancy. The lender issued a default notice and threatened to foreclose. A workout agreement was negotiated and completed on November 10, 1997. The Managing General Partner is closely monitoring the workout plan with the Local General Partner. Furthermore, in November 1997, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred its general partner interest and transferred 48.5% of its interest in capital and profits of BK Apartments Limited Partnership to a new, nonprofit general partner. Additionally, the Managing General Partner has the right to put the Partnership's remaining interest to the new Local General Partner any time after one year from the June 17, 1999 effective date has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the new Local General Partner. In addition, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, 46 & Vincennes, located in Chicago, Illinois, has been operating below break-even due to occupancy problems. On April 1, 1998, the property management agent was replaced with a new management agent. For the last two quarters, occupancy has increased slightly and as of June 30, 1999 was 89%. The Managing General Partner continues to work closely with the Local General Partner and will continue to monitor the new management agent, property operations and marketing efforts.

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

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of Year 2000 (continued)

primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    November 12, 1999          BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. IV

                                     By:   Arch Street IV, Inc.,
                                     its Managing General Partner



                                     /s/Randolph G. Hawthorne
                                     Randolph G. Hawthorne
                                     Managing Director, Vice President and
                                     Chief Operating Officer