Form 10QSB
period 1999-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2000-02-11
CIK 845035

February 11, 2000




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. IV
        Report on Form 10-QSB for Quarter Ended December 31, 1999
        File No. 0-19765





Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith is one copy of subject report.


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

For the quarterly period ended                         December 31, 1999
                              ------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                            to

          Commission file number 0-19765

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


              Massachusetts                           04-3044617
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

        101 Arch Street, Boston, Massachusetts                 02110-1106
       (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
                                                   ---------------------------

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1.  Combined Financial Statements

         Combined Balance Sheet - December 31, 1999 (Unaudited)                                  1

         Combined Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 1999 and 1998                                               2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1999                             4

         Combined Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 1999 and 1998                                          5

         Notes to Combined Financial Statements (Unaudited)                                      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  12

PART II - OTHER INFORMATION

Items 1-6                                                                                       15

SIGNATURE                                                                                       16




             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                             COMBINED BALANCE SHEET
                                December 31, 1999
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $       274,479
Marketable securities, at fair value                                                                     825,856
Accounts receivable, net of allowance for bad debt
    of $5,800                                                                                            100,061
Tenant security deposits                                                                                 109,625
Investments in Local Limited Partnerships,
   net of reserve for valuation of $455,400 (Note 2)                                                  15,038,687
Rental property at cost, net of accumulated depreciation                                              19,794,687
Mortgage escrow deposits                                                                               1,244,674
Deferred charges, net of accumulated amortization of
   $12,352                                                                                               398,881
Other assets                                                                                              26,798
     Total Assets                                                                                ---------------
                                                                                                 $    37,813,748
                                                                                                 ===============

Liabilities and Partners' Equity

Mortgage notes payable (Note 5)                                                                  $    15,153,800
Accounts payable to affiliates                                                                         2,108,437
Accounts payable and accrued expenses                                                                    179,774
Interest payable                                                                                          46,053
Tenant security deposits payable                                                                          99,501
Other Liabilities                                                                                        409,766
                                                                                                 ---------------
     Total Liabilities                                                                                17,997,331

Minority interests in Local Limited Partnerships                                                         913,887
                                                                                                 ---------------

General, Initial and Investor Limited Partners' Equity                                                18,906,714
Net unrealized losses on marketable securities                                                            (4,184)
     Total Partners' Equity                                                                           18,902,530
                                                                                                 ---------------
     Total Liabilities and Partners' Equity                                                      $    37,813,748
                                                                                                 ===============

The accompanying notes are an integral part of these combined financial statements.

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                               Three Months Ended                         Nine Months Ended
                                           December 31,      December 31,         December 31,        December 31,
                                               1999              1998                 1999                1998
                                          -------------     ---------------       -------------      ------------
Revenue:
   Rental                                 $     674,546     $       447,639       $   1,518,386      $    1,315,369
   Investment                                    16,987              26,770              53,784              78,774
   Other                                        (13,797)             20,775             135,460             119,960
                                          -------------     ---------------       -------------      --------------
       Total Revenue                            677,736             495,184           1,707,630           1,514,103
                                          -------------     ---------------       -------------      --------------

Expenses:
   Asset management fee,
     related party                               46,669              49,626             136,273             148,878
   General and administrative,
     (includes reimbursements to an
     affiliate in the amounts of
     $80,468 and $77,714 in 1999
     and 1998, respectively)                     94,420              87,090             306,019             194,979
   Bad debt expense                                   -             268,501             215,345             514,095
   Rental operations, exclusive of
     depreciation                               398,744             210,187             747,734             631,469
   Property management fee, related party        33,554              24,169              76,847              77,285
   Interest                                     252,210             225,556             591,819             697,097
   Depreciation                                 220,090             146,774             495,397             450,886
   Amortization                                  21,947              21,586             230,524              64,832
                                          -------------     ---------------       -------------      --------------
       Total Expenses                         1,067,634           1,033,489           2,799,958           2,779,521
                                          -------------     ---------------       -------------      --------------

Loss before equity in income of Local
  Limited Partnerships,  minority interest,
   loss on liquidation of interests in
   Local Limited Partnerships gain on
   transfer of assets and gain on
   cancellation of indebtedness                (389,898)           (538,305)         (1,092,328)         (1,265,418)

Equity in income of Local
   Limited Partnerships (Note 2)                229,008             119,413             302,428              99,000

Minority interest in (income) losses of
   Local Limited Partnerships                  (260,431)             15,388            (147,498)            114,281

Loss on liquidation of interests in
   Local Limited Partnerships (Note 3)                -                   -              (6,486)             (3,750)
                                          -------------     ---------------       -------------      --------------

Net loss before gain on transfer of assets
   and extraordinary item                      (421,321)           (403,504)           (943,884)         (1,055,887)

Gain on transfer of assets (Note 3)                   -                   -             218,408             589,338

Extrordinary gain on cancellation of
   Indebtedness                               2,482,000                   -           2,482,000                   -
                                          -------------     ---------------       -------------      --------------

Net Income (Loss)                         $   2,060,679     $      (403,504)      $   1,756,524      $     (466,549)
                                          =============     ===============       =============      ==============
The accompanying notes are an integral part of these combined financial statements.


               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  COMBINED STATEMENTS OF OPERATIONS (continued)
          For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                               Three Months Ended                         Nine Months Ended
                                           December 31,      December 31,         December 31,        December 31,
                                               1999              1998                 1999                1998
                                          -------------     ---------------       -------------      -------------

Net Income (Loss) allocated:
   To General Partners                    $      20,606     $        (4,034)      $      17,565      $       (4,665)
   To Limited Partners                        2,040,073            (399,470)          1,738,959            (461,884)
                                          -------------     ---------------       -------------      --------------
                                          $   2,060,679     $      (403,504)      $   1,756,524      $     (466,549)
                                          =============     ===============       =============      ==============

Net Loss before gain on cancellation
   of indebtedness item per Limited
   Partnership Unit (68,043 Units)        $       (6.13)    $         (5.87)      $      (13.73)     $       (15.36)
                                          =============     ===============       =============      ==============

Gain on transfer of assets per Limited
   Partnership Unit (68,043 Units)        $           -     $             -       $         3.18     $          8.57
                                          =============     ===============       ==============     ===============

Extraordinary gain per Limited
   Partnership Unit (68,043 Units)        $       36.11     $             -       $       36.11      $            -
                                          =============     ===============       =============      ==============
Net Income (Loss) per Limited
   Partnership Unit (68,043 Units)        $       29.98     $         (5.87)      $       25.56      $        (6.79)
                                          =============     ===============       =============      ==============


The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

          COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Nine Months Ended December 31, 1999
                                   (Unaudited)


                                                                                         Net
                                                         Initial       Investor      Unrealized
                                         General         Limited        Limited         Gains
                                         Partners       Partners       Partners       (Losses)          Total

Balance at March 31, 1999             $    (419,584) $       5,000   $  17,564,774  $       3,473  $  17,153,663
                                      -------------  -------------   -------------  -------------  -------------

Comprehensive Income:
   Net change in net unrealized
     gains on marketable securities
     available for sale                           -              -               -         (7,657)        (7,657)
   Net Income                                17,565              -       1,738,959              -      1,756,524
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Income                         17,565              -       1,738,959         (7,657)     1,748,867
                                      -------------  -------------   -------------  -------------  -------------

Balance at December 31, 1999          $    (402,019) $       5,000   $  19,303,733  $      (4,184) $  18,902,530
                                      =============  =============   =============  =============  =============


The accompanying notes are an integral part of these combined financial statements.


           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)



                                                                                1999                  1998
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (589,074)        $    (774,856)
                                                                           -------------         -------------

Net cash provided by investing activities                                        322,666               500,654
                                                                           -------------         -------------

Net cash provided by financing activities                                        137,352                30,498
                                                                           -------------         -------------

Net decrease in cash and cash equivalents                                       (129,056)             (243,704)

Cash and cash equivalents, beginning                                             403,535               386,059
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     274,479         $     142,355
                                                                           =============         =============

Supplemental disclosure:
   Cash paid for interest                                                  $   1,077,590         $     645,759
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1999 and 1998.

1.    Significant Accounting Policies

On July 21, 1999, an affiliate of the Partnership's Managing General Partner became the Local General Partner of Bentley Court II, Limited Partnership ("Bentley"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Bentley is an affiliate of the Partnership, these combined financial statements include all activity of Bentley effective as of on July 21, 1999. All significant intercompany balances and transactions have been eliminated.

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

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, at December 31, 1999:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited Partnerships                                     $    36,676,500

Cumulative equity in losses of Local Limited
   Partnerships (excludes cumulative unrecognized
   losses of $9,955,068)                                                                      (20,662,766)


Cash distributions received from Local
   Limited Partnerships                                                                        (2,349,113)

Investments in Local Limited Partnerships
   before adjustment                                                                           13,664,621

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.    Investments in Local Limited Partnerships (continued)

Excess of investment cost over the underlying net assets acquired:
     Acquisition fees and expenses                                                              2,398,439
     Accumulated amortization of acquisition
       fees and expenses                                                                         (568,973)

Investments in Local Limited Partnerships                                                      15,494,087

Reserve for valuation of investments
   in Local Limited Partnerships                                                                 (455,400)
                                                                                          $    15,038,687

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the nine months ended December 31, 1999 is $1,173,570. For the nine months ended December 31, 1999, the Partnership has not recognized $1,452,847 of equity in losses relating to twelve Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

3.   Liquidation of Interests in Local Limited Partnerships

The Managing General Partner has transferred all of the assets of the Texas Partnerships, subject to their liabilities, to unaffiliated entities. The last Texas Partnership, Gateway Village, was transferred on May 27, 1999.

For financial reporting purposes, a loss on liquidation of interest in Local Limited Partnership of $6,486 and a gain on transfer of assets of $218,408 were recognized in the nine months ended December 31, 1999 as a result of the transfer of Gateway Village.

For tax purposes, these events result in both Section 1231 Gain and cancellation of indebtedness income. In addition, the transfer of ownership will result in a nominal amount of recapture of tax credits.

4.   Rental Property

Rental property includes real estate and personal property of Leawood Manor. In addition, the Partnership's combined balance sheet as of December 31, 1999 includes the assets of Bentley Court. Real estate and personal property belonging to Bentley are recorded at cost, the components of which are as follows at September 30, 1999:

Buildings and Improvements                            $  13,093,931
 Land                                                       362,623
                                                      -------------
                                                         13,456,554
Less:  accumulated depreciation                           4,628,362
                                                      -------------
       Total                                          $   8,828,192
                                                      =============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


5.    Mortgage Payable

As previously reported, mortgage notes payable includes the mortgage obligation of Leawood Manor. In addition, the Partnership's combined balance sheet as of December 31, 1999 includes the liabilities of Bentley Court. The 8.5% mortgage payable in the original amount of $6,971,600 is payable to Whitehall Funding, Inc. in monthly installments of $52,129 (including interest) through August 2031. The apartment project is pledged as collateral for the note.

Under agreements with the mortgage lender and HUD, the partnership is required to make monthly escrow deposits for property taxes and insurance, mortgage insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

The liability of the partnership under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

The aggregate mortgage payable principle, as of December 31 1999, is due to the mortgagee as follows:

     Payment Due Dates                                             Amount

     1999 (remaining three months)                           $      10,775
     2000                                                           45,456
     2001                                                           49,674
     2002                                                           53,847
     2003                                                           58,606
     2004 and thereafter                                         6,637,521
                                                             -------------
                                                             $   6,855,879

6.   Litigation

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


7.   Supplemental Combining Schedules

                                                      Balance Sheets


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits       Entities                           Combined
                                                 L.P. IV (A)          (B)          Eliminations           (A)

Assets
Cash and cash equivalents                      $     127,713    $     105,454     $      41,312    $     274,479
Marketable securities, at fair value                 825,856                -                 -          825,856
Accounts receivable, net                                   -          100,061                 -          100,061
Tenant security deposits                                   -          109,625                 -          109,625
Investments in Local
   Limited Partnerships, net                      17,997,164                -        (2,958,477)      15,038,687
Rental property at cost, net                               -       19,628,277           166,410       19,794,687
Mortgagee escrow deposits                                  -        1,244,674                 -        1,244,674
Deferred charges, net                                      -          398,881                 -          398,881
Other assets                                          11,654           15,144                 -           26,798
                                               -------------    -------------     -------------    -------------
     Total Assets                              $  18,962,387    $  21,602,116     $  (2,750,755)   $  37,813,748
                                               =============    =============     =============    =============

Liabilities and Partners' Equity

Mortgage notes payable                         $           -    $  15,153,800     $           -    $  15,153,800
Accounts payable to affiliates                       199,495        2,045,037          (136,095)       2,108,437
Accounts payable and accrued expenses                 56,514          123,260                 -          179,774
Interest payable                                           -           46,053                 -           46,053
Tenant security deposits payable                           -           99,501                 -           99,501
Other Liabilities                                          -          409,766                 -          409,766
                                               -------------    -------------     -------------    -------------
     Total Liabilities                               256,009       17,877,417          (136,095)      17,997,331
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnerships                                            -                -           913,887          913,887
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                       18,710,562        3,724,699        (3,528,547)      18,906,714
Net unrealized losses on
   marketable securities                              (4,184)               -                 -           (4,184)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                       18,706,378        3,724,699        (3,528,547)      18,902,530
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $  18,962,387    $  21,602,116     $  (2,750,755)   $  37,813,748
                                               =============    =============     =============    =============

(A) As of December 31, 1999.
(B) As of September 30, 1999.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

7.   Supplemental Combining Schedules (continued)

                                                 Statements of Operations


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits       Entities
                                                 L.P. IV (A)          (B)          Eliminations           Combined

Revenue:
   Rental                                       $          -    $   1,518,386     $           -    $   1,518,386
   Investment                                         39,996           13,788                 -           53,784
   Other                                              88,595           46,865                 -          135,460
                                                ------------    -------------     -------------    -------------
     Total Revenue                                   128,591        1,579,039                 -        1,707,630
                                                ------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party              136,273                -                 -          136,273
   General and administrative                        294,059                -            11,960          306,019

   Bad debt expense                                  423,457                -          (208,112)         215,345
   Rental operations, exclusive of depreciation            -          747,734                 -          747,734

   Property management fee, related party                  -           76,847                 -           76,847
   Interest                                                -          591,819                 -          591,819
   Depreciation                                            -          495,397                 -          495,397

   Amortization                                       49,202          181,322                 -          230,524
                                                ------------    -------------     -------------    -------------
     Total Expenses                                  902,991        2,093,119          (196,152)       2,799,958
                                                ------------    -------------     -------------    -------------

Loss before equity in income of Local Limited
   Partnerships,  minority interest,
   loss on  liquidation of interest in
   Local  Limited  Partnership,  gain on
   transfer of assets and extraordinary item        (774,400)        (514,080)          196,152       (1,092,328)

Equity in income of Local Limited Partnerships     2,341,258                -        (2,038,830)         302,428

Minority interest in income of Local Limited
   Partnerships                                            -                -          (147,498)        (147,498)

Loss on liquidation of interest in Local
   Limited Partnership                                (6,486)               -                 -           (6,486)
                                                ------------    -------------     -------------    -------------

Net (income) loss before gain on transfer of
   assets and extraordinary item                   1,560,372         (514,080)       (1,990,176)        (943,884)

Gain on transfer of assets                                 -          218,408                 -          218,408

Extraordinary gain on cancellation
   of indebtedness                                         -        2,482,000                 -        2,482,000
                                                ------------    -------------     -------------    -------------

Net Income                                      $  1,560,372    $   2,186,328     $  (1,990,176)   $   1,756,524
                                                ============    =============     =============    =============



(A) For the nine months ended December 31, 1999.
(B) For the nine months ended September 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

7.   Supplemental Combining Schedules (continued)

                                                 Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits        Entities
                                                 L.P. IV (A)          (B)          Eliminations           Combined

Net cash used for operating activities         $    (322,643)   $    (266,431)    $           -    $    (589,074)
                                               -------------    -------------     -------------    -------------

Net cash provided by (used for)
   investing activities                              207,284          (62,025)          177,407          322,666
                                               -------------    -------------     -------------    -------------

Net cash provided by financing activities                  -          273,447          (136,095)         137,352
                                               -------------    -------------     -------------    -------------

Net decrease in cash and cash equivalents           (115,359)         (55,009)           41,312         (129,056)

Cash and cash equivalents, beginning                 243,072          160,463                 -          403,535
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     127,713    $     105,454     $      41,312    $     274,479
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1999.
(B) For the nine months ended September 30, 1999.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

The Partnership (including the Combined Entities) had a decrease in cash and cash equivalents of $86,590, from $361,069 at March 31, 1999 to $274,479 at December 31, 1999. The decrease is primarily attributable to cash used for operations, refinancing costs associated with one of the combined entities and purchases of marketable securities in excess of proceeds. The decrease is partially offset by proceeds from a refinanced mortgage for one the combined entities, and cash distributions from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,332,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $868,000 of operating funds to replenish Reserves. At December 31, 1999, approximately $884,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership may seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. The Partnership has advanced approximately $1,069,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Partnership's results of operations for the nine months ended December 31, 1999 resulted in net income of $1,756,524, as compared to net losses of $466,549 in 1998. The decrease in net loss is primarily attributed to a $2,482,000 gain on cancellation of indebtedness, a decrease in bad debt, a decrease in interest expense, and an increase in equity in income of Local Limited Partnerships. The gain on cancellation of indebtedness resulted from the extingushment of certain developer fees payable to the former local general partner of Leawood Manor. The increase in income from Local Limited Partnerships is due to an increase in losses not recognized by the Partnerships for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. This increase in income is expected to continue. The decrease in net loss is partially offset by increases in general and administrative expenses and rental operations.

Property Discussions

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts, are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency (MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. Given the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan may default on their mortgage obligation in the near future. In particular, Audobon Apartments is experiencing significant operating deficits, which may affect the ability of the Fund to retain its interest in Audobon through 2000. A foreclosure would result in recapture of credits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. As previously reported, on September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year has elapsed. In addition, effective November 30, 1999 a new investor was admitted to the lower tier partnership. This new investor will receive the remaining tax credits and a percentage of the losses for the property going forward.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

The Local General Partner of Buena Vista, located in Buena Vista, Georgia and Greentree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

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

As previously reported, 46 & Vincennes, located in Chicago, Illinois, has been operating below break-even due to occupancy problems. On April 1, 1998, the property management agent was replaced with a new management agent. For the last two quarters, occupancy has increased slightly and as of December 31, 1999 was 99%. Effective January 13, 2000, the Managing General Partner and Local General Partner was successful in gaining HUD's approval for a refinancing, thereby reducing the interest rate and increasing the loan maturity to a new 40 year term. The Managing General Partner continues to work closely with the Local General Partner and will continue to monitor the new management agent, property operations and marketing efforts.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1999.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    February 11, 2000             BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. IV

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