Form 10KSB
period 2000-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2000-07-05
CIK 845035

June 29, 2000



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Form 10-KSB Annual Report for Year Ended March 31, 2000
       File Number 0-19765


Dear Sir/Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



QH410K-K

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB
(Mark One)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       March 31, 2000
                         -------------------------------------

                                                         OR

[   ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from         to

                                          Commission file number 0-19765

             Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)

                 Massachusetts                            04-3044617
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

        101 Arch Street, Boston, Massachusetts                02110-1106
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code            (617) 439-3911
                                                   ----------------------------

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

                                                     Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $67,653,000 as of March 31, 2000

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:
(2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                                              Part of Report on
                                                                              Form 10-KSB into
                                                                              Which the Document
Documents incorporated by reference                                           is Incorporated

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

  "Estimated Use of Proceeds"                                                 Part III, Item 13

  "Management Compensation and Fees"                                          Part III, Item 13

   "Profits and Losses for Tax Purposes, Tax Credits
    and Cash Distributions"                                                   Part III, Item 13




                              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                              (A Limited Partnership)

                                           ANNUAL REPORT ON FORM 10-KSB
                                         FOR THE YEAR ENDED MARCH 31, 2000

                                                 TABLE OF CONTENTS


PART I                                                                        Page No.

   Item  1    Business                                                       K-3
   Item  2    Properties                                                     K-6
   Item  3    Legal Proceedings                                              K-13
   Item  4    Submission of Matters to a
              Vote of Security Holders                                       K-14

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                            K-14
   Item  6    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  K-14
   Item  7    Financial Statements and Supplementary Data                    K-18
   Item  8    Changes in and Disagreements with accountants
              on Accounting and Financial Disclosure                         K-18


PART III

   Item  9    Directors and Executive Officers
              of the Registrant                                              K-18
   Item  10   Management Remuneration                                        K-20
   Item  11   Security Ownership of Certain Beneficial
              Owners and Management                                          K-20
   Item  12   Certain Relationships and Related
              Transactions                                                   K-20


PART IV

   Item  13   Exhibits and Reports on Form 8-K                               K-23


SIGNATURES                                                                   K-24




                                                      PART I

Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") is a limited partnership formed on March 30, 1989 under the Revised Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The Partnership's partnership agreement ("Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $67,653,000 ("Gross Proceeds"), net of discounts of $390,000, through the sale of 68,043 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on January 31, 1990. No further sale of Units is expected.

The Partnership is engaged solely in the business of real estate investment. However, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), most of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus (and collected in three post-effective amendments to the Registration Statement) listed in Part IV of this Report (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.



                                                      TABLE A

                                              SELECTED LOCAL LIMITED
                                                 PARTNERSHIP DATA
                                                    (Unaudited)

    Properties Owned by Local
       Limited Partnerships                                                                     Date Interest
                                                           Location                                Acquired
    ---------------------------                      ---------------------                      ---------------

     Brookscrossing                                  Atlanta, GA                                 06/30/89
     Dorsett                                         Philadelphia, PA                            10/20/89
     Willow Ridge                                    Prescott, AZ                                08/28/89
     Town House                                      Allentown, PA                               12/26/89
     Lancaster House North                           Lancaster, PA                               03/13/89
     Sencit Towne House                              Shillington, PA                             12/26/89
     Pinewood Terrace**                              Rusk, TX                                    12/27/89
     Justin Place**                                  Justin, TX                                  12/27/89
     Grandview**                                     Grandview, TX                               12/27/89
     Hampton Lane                                    Buena Vista, GA                             12/20/89
     Audobon                                         Boston, MA                                  12/22/89
     Bent Tree**                                     Jackson, TX                                 12/27/89
     Royal Crest**                                   Bowie, TX                                   12/27/89
     Nocona Terrace**                                Nocona, TX                                  12/27/89
     Pine Manor**                                    Jacksboro, TX                               12/27/89
     Hilltop**                                       Rhome, TX                                   12/27/89
     Valley View**                                   Valley View, TX                             12/27/89
     Bentley Court                                   Columbia, SC                                12/26/89
     Orocovix IV                                     Orocovix, PR                                12/30/89
     Leawood Manor*                                  Leawood, KS                                 12/29/89
     Pecan Hill**                                    Bryson, TX                                  12/28/89
     Carolina Woods                                  Greensboro, NC                              01/31/90
     Mayfair Mansions                                Washington, DC                              03/21/90
     Oakview Square                                  Chesterfield, MI                            03/22/89
     Whitehills II                                   Howell, MI                                  04/21/90
     Orchard View                                    Gobles, MI                                  04/29/90
     Lakeside Square                                 Chicago, IL                                 05/17/90
     Lincoln Green                                   Old Town, ME                                03/21/90
     Brown Kaplan                                    Boston, MA                                  07/01/90
     Green Tree Village                              Greenville, GA                              07/06/90
     Canfield Crossing                               Milan, MI                                   08/20/90
     Findlay Market**                                Cincinnati, OH                              08/15/90
     Seagraves**                                     Seagraves, TX                               11/28/90
     West Pine                                       Findlay, PA                                 12/31/90
     BK Apartments                                   Jamestown, ND                               12/01/90
     46th & Vincennes                                Chicago, IL                                 03/29/91
     Gateway Village Garden**                        Azle, TX                                    06/24/91

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Leawood Manor which is 89%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

** The Partnership has transferred its interests in these Local Limited Partnerships to unaffiliated entities.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2000, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships:
Sencit Townhouse L.P., Allentown Townhouse L.P. and Prince Street Ltd., representing 11.35%, have AIMCO Properties as Local General Partner; Greentree Village L.P. and Buena Vista Properties L.P., representing 0.61%, have Norsouth Corporation as Local General Partner; and Whitehills Apartments Co., L.P., Milan Apartments Co., L.P. and Gobles LDHA, L.P., representing 1.14%, have First Centrum as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street IV, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street IV Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-four Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor and BK Associates, which are 89% and 49.5%, respectively.

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



                                                      Capital Contributions
                                                      Total           Total Paid    Mtge. Loans
Local Limited Partnership            Number of    committed at      through March    payable at                      Occupancy at
Property Name                        Apt. Units  March 31, 2000       31, 2000      December 31,         Type of        March 31,
Property Location                                                                       1999             Subsidy*         2000
----------------------------------- --------------------------- ---------------    -----------------     ----------- -------------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                          224           $3,363,776        $3,363,776          $5,886,356            None             95%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                         134            2,125,000         2,125,000           3,027,543            None             98%

Leawood Associates, L.P.
   A Limited Partnership
Leawood Manor
Leawood, KS                          254            7,497,810         7,497,810           8,274,977            None             98%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA                      58            2,482,107         2,482,107           2,043,955          Section 8          95%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                        160            1,589,403         1,589,403           6,418,350          Section 8         100%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                        201            1,996,687         1,996,687           7,701,153          Section 8          99%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                      201            1,996,687         1,996,687           6,109,282          Section 8         100%






                                                    Capital Contributions
                                                     Total            Total Paid      Mtge. Loans
Local Limited Partnership              Number of   committed at     through March      payable at                      Occupancy at
Property Name                         Apt. Units  March 31, 2000        31, 2000       December 31,      Type of        March 31,
Property Location                                                                        1999             Subsidy*        2000
------------------------------------ ------------ ----------------  ---------------  -----------------  -----------     -----------

East Rusk Housing Associates, LTD (A)
Pinewood Terrace Apartments
Rusk, TX

Gateway Housing Associates, LTD (A)
Gateway Village Garden Apts.
Azle, TX

Justin Housing Associates, LTD(A)
Justin Place
Justin, TX

Grandview Housing Associates, LTD (A)
Grandview
Grandview, TX

Buena Vista Limited Partnership
Hampton Lane (Buena Vista)
Buena Vista, GA                            24           153,474           153,474          714,137          None             63%

Audobon Group, L.P.
   A Massachusetts Limited Partnership (B)
Audobon
Boston, MA                                 37         2,640,419         2,640,419        3,060,725        Section 8          N/A

Bent Tree Housing Associates (A)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (A)
Royal Crest (Bowie)
Bowie, TX



                                                     Capital Contributions
                                                     Total           Total Paid      Mtge. Loans
Local Limited Partnership             Number of   committed at     through March      payable at                       Occupancy at
Property Name                        Apt. Units   March 31, 2000       31, 2000      December 31,        Type of         March 31,
Property Location                                                                        1999             Subsidy*         2000
----------------------------------- ------------ ---------------  --------------    -----------------     -----------   -----------

Nocona Terrace Housing
   Associates, LTD (A)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (A)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (A)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LTD (A)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                              273        5,000,000        5,000,000        6,845,104               None            83%

Bryson Housing Associates, LTD (A)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                               40           361,444         361,444        1,638,578               FmHA            100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                             48         1,000,000       1,000,000        1,060,498               None             89%






                                                       Capital Contributions
                                                     Total          Total Paid     Mtge. Loans
Local Limited Partnership              Number of   committed at    through March    payable at                         Occupancy at
Property Name                         Apt. Units   March 31, 2000     31, 2000      December 31,        Type of           March 31,
Property Location                                                                     1999             Subsidy*           2000
------------------------------------ ------------ --------------- --------------   -----------------  -----------     --------------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                            569            4,250,000     4,250,000          19,365,191     Section 8            98%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI                          192            5,299,652     5,299,652           5,961,146       None               86%

Whitehills II Apartments Company
   Limited Partnership
Whitehills II
Howell, MI                                 24              169,276       169,276             751,358       FmHA               96%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                                 24              162,022       162,022             735,308       FmHA              100%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                               308            3,978,813     3,978,813           5,814,053     Section 8           100%

Lincoln Green Associates, A Limited
   Partnership
Lincoln Green
Old Towne, ME                              30              352,575       352,575           1,638,925     Section 8            97%

Brown Kaplan Limited Partnership
Brown Kaplan
Boston, MA                                 60            3,024,663     3,024,663           7,949,424     Section 8           100%





                                                      Capital Contributions
                                                      Total          Total Paid      Mtge. Loans
Local Limited Partnership              Number of   committed at   through March       payable at                      Occupancy at
Property Name                         Apt. Units  March 31, 2000      31, 2000        December 31,        Type of         March 31,
Property Location                                                                        1999             Subsidy*         2000
------------------------------------- ------------ ---------------- ---------------  -----------------     -----------  -----------

Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                             24              145,437       145,437             655,590            FmHA           100%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                                  32              230,500       230,500           1,012,702            FmHA           100%

Findlay Market Limited Partnership (A)
Findlay Market
Cincinnati, OH

Seagraves Housing Associates, LTD. (A)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                                38              313,445       313,445           1,670,431            FmHA           100%

B-K Apartments Limited Partnership
BK Apartments
Jamestowne, ND                             48              290,000       290,000             834,583          Section 8         92%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                                28              751,120       751,120           1,305,198          Section 8         90%
                                       ------        -------------   -----------       --------------
                                        3,031        $  49,174,310   $49,174,310       $  100,474,567
                                       ======        =============   ===========       ==============

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

     Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government. Also includes comparable state subsidies.

     (A) The Managing General Partner has transferred all of the assets of these Local Limited Partnerships subject to their liabilities. They had total capital contributions and mortgage payable amounts of $2,883,718 and $8,050,597, respectivley, as of the transfer dates.

     (B) Audobon Apartments was foreclosed on March 30, 2000.

Three Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. The first is Leawood Associates, L.P. ("Leawood Manor"). Leawood Manor, representing 15.25% of the total capital contributions to Local Limited Partnerships, is a 254-unit apartment complex located in Leawood, Kansas. Leawood Manor is financed by a first mortgage at an annual rate of 6.66% with monthly installments of $53,659 of principal and interest. The mortgage matures on February 1, 2009.

The second Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnerships is Oakview Square Limited Partnership ("Oakview Square"). Oakview Square, representing 10.78% of the total capital contributions to Local Limited Partnerships, is a 192-unit apartment complex located in Chesterfield, Michigan. Oakview Square is financed by a first mortgage loan at 9.75% interest and a 35 year term with monthly installments of approximately $52,100. The loan matures in April 2010.

The third Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnerships is Bentley Court II Limited Partnership ("Bentley Court"). Bentley Court, representing 10.17% of the total capital contributions to Local Limited Partnerships, is a 273 unit apartment complex located in Columbia, South Carolina. Bentley Court is financed by a first mortgage loan at 8.5% interest with monthly installment of $52,129. The loan matures in August 2031.

Duration of leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of this Report.

Item 3.  Legal Proceedings

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts, are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency (MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. As a result of the existing operating deficits, Audobon Apartments was foreclosed on March 30, 2000. This foreclosure will result in recapture of credits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. Since the property's carrying value was zero, the transaction had no financial statement impact.

Given the existing operating deficits and its dependence on the SHARP subsidy, Brown Kaplan may default on its mortgage obligation in the near future. Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year has elapsed. In addition, effective November 30, 1999, a new investor was admitted into the lower tier partnership. This new investor will receive the remaining tax credits and a percentage of the losses for the property going forward. As previously reported, on September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

As previously reported, the IRS finalized its report from an audit of the 1993 tax return for Bentley Court. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner hired attorneys to appeal the findings in the IRS report in order to minimize the loss of credits. In June 1998, the Managing General Partner was informed that the Local General Partner for this property was indicted on various criminal charges. The Local General Partner pleaded guilty to two of these counts and is now awaiting sentencing. In the opinion of management, there is a risk that Bentley Court and, consequently, the Partnership will suffer substantial tax credit recapture or credit disallowance for this Local Limited Partnership investment. However, management cannot quantify the risk at this time. The Partnership has fully reserved its investment in Bentley Court.

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

As of June 15, 2000, there were 3,808 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2000 and 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, and interest rates.

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $155,885 from $243,072 at March 31, 1999 to $87,187 at March 31, 2000. The decrease is mainly attributable to cash used for operating activities and cash used for purchases of marketable securities. These decreases are partially offset by cash provided by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,304,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $858,000 of operating funds to replenish Reserves. At March 31, 2000, approximately $739,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. In addition to the $1,304,000 noted above, the Partnership also advanced approximately $1,233,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made in the years ended March 31, 2000 or 1999. It is not expected that cash available for distribution, if any, will be significant during the 2000 calendar year. Based on the results of 1999 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

2000 versus 1999

The Partnership's results of operations for the fiscal year ended March 31, 2000 resulted in a net loss of $20,962 as compared to a net loss of $723,215 for the same period in 1999. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those partnerships. The decrease in equity in losses of Local Limited Partnerships is expected to continue. The decrease is partially offset by an increase in Provision for valuation of investments in Local Limited Partnerships and a decrease in bad debt recovery and other income.

Low-Income Housing Tax Credits

The 2000 and 1999 Tax Credits per Unit were $115.56 and $131.49, respectively, for individual investors. The 2000 and 1999 Tax Credits per Unit were $118.23 and $134.17, respectively, for corporate investors.

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

Property Discussions

As previously reported, Audobon Apartments and Brown Kaplan, both of which are located in Massachusetts, are operating below break-even. Both properties receive subsidies through the State Housing Assistance Rental Program (SHARP), which are an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency (MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. As a result of the existing operating deficits, Audobon Apartments was foreclosed on March 30, 2000. This foreclosure will result in recapture of credits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. Since the property's carrying value was zero, the transaction had no financial statement impact.

Given the existing operating deficits and its dependence on the SHARP subsidy, Brown Kaplan may default on its mortgage obligation in the near future. Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year has elapsed. In addition, effective November 30, 1999, a new investor was admitted into the lower tier partnership. This new investor will receive the remaining tax credits and a percentage of the losses for the property going forward. As previously reported, on September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

As previously reported, 46 & Vincennes, located in Chicago, Illinois, has been operating below break-even due to occupancy problems. On April 1, 1998, the property management agent was replaced with a new management agent. For the last two quarters, occupancy has remained stable and as of March 31, 2000 was 90%. Effective January 13, 2000, the Managing General Partner and Local General Partner were successful in gaining HUD's approval for a refinancing, thereby reducing the interest rate and increasing the loan maturity to a new 40 year term. The Managing General Partner continues to work closely with the Local General Partner and will continue to monitor the new management agent, property operations and marketing efforts.

As previously reported, negotiations among the Managing General Partner, lender and prospective buyer for Gateway Village continued and resulted in the transfer of Gateway Village in May, 1999. For 1999 tax purposes, the transfer event of Gateway Village resulted in both Section 1231 Gain and cancellation of indebtedness income, in addition to credit recapture of approximately $2.40 per unit.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2000 and 1999.

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

Other Development

Lend Lease Real Estate Investments, Inc. ("Lend Lease"), the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership ("Boston Financial") on November 3, 1999.

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

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street IV, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in December 1988. Randolph
G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                           President, Managing Director
Michael H. Gladstone                   Vice President, Managing Director
Randolph G. Hawthorne                  Vice President, Managing Director
Paul F. Coughlan                       Vice President
William E. Haynsworth                  Vice President

The other General Partner of the Partnership is Arch Street IV Limited Partnership, a Massachusetts Limited Partnership ("Arch Street IV L.P.") that was organized in December 1988. Arch Street IV, Inc. is the managing general partner of Arch Street IV L.P.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this Report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 44, Principal, Head of Housing and Community Investing. - Responsible for tax credit investment programs to institutional clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1987. Previously, led Boston Financial's new business initiatives and managed firm's Asset Management division, responsible for performance of 750 properties and providing service to 35,000 investors. Prior to joining Boston Financial, served as Deputy Budget Director for Commonwealth of Massachusetts, responsible for Commonwealth's health care and public pension program's budgets, served as Assistant Controller at Yale University and former member of Watertown Zoning Board of Appeals Officer of Affordable Housing Tax Credit Coalition and frequent speaker on affordable housing and tax credit industry issues, BA
Harvard University; Master's in Public Policy Harvard's Kennedy School of Government.

Michael H. Gladstone, age 43, Principal, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1985; served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

Randolph G. Hawthorne, age 50, Principal, Housing and Community Investing - Responsible for structuring and acquiring real estate investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1973. Previously, served as Boston Financial's Treasurer, Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989, Past President of the National Housing and Rehabilitation Association, Member, Multifamily Council of the Urban Land Institute, Frequent speaker at industry conferences. Serves on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News, BS Massachusetts Institute of Technology; MBA Harvard Graduate School of Business. Board of Directors National Housing Conference. Graduated MIT 1971, HBS 1973.

Paul F. Coughlan, age 56, Principal, Housing and Community Investing - Responsible for marketing and sales of institutional tax credit investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1975. Previously, served as sales manager for Boston Financial's retail tax credit fund, AB Brown University.

William E. Haynsworth, age 60, Principal, Housing and Community Investing - Responsible for the structuring of real estate investments and the acquisition of property interests. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1977. Prior to joining Boston Financial, Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. Served as Director of Non-Residential Development of the Boston Redevelopment Authority and Associate of Goodwin, Proctor & Hoar, Past President and current Chairman of the Board of Directors of Affordable Housing Tax Credit Coalition, BA Dartmouth College; LLB and LLM Harvard Law School.

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street IV, Inc., nor the partners of Arch Street IV L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2000, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

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

Except as described in the preceding paragraph, neither Arch Street IV, Inc., Arch Street IV L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possess a right to acquire beneficial ownership of Units.

There is no arrangement in existence, to the Partnership's knowledge, that would result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash
Distributions" of the Prospectus. Such sections are incorporated herein by reference. In addition, an affiliate of the Managing General Partner serves as property management agent for the properties owned by Leawood Associates, L.P., Oakview Square, L.P., Whitehills II Apartments Company, L.P., Gobles Limited Dividend Housing Association and Milan Apartments Company, L.P.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2000 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partner are to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. From inception through March 31, 2000, $8,351,601 of organization and offering fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds. No payment were made or expenses reimbursed in each of two years ended March 31, 2000.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling
$5,080,756 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2000.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,629 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Fees earned in each of the two years ended March 31, 2000 are as follows:

                                                          2000             1999
                                                     -------------     --------

       Asset Management Fees                         $     182,041       199,280

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2000 are as follows:

                                                           2000            1999
                                                     -------------     ---------
     Salaries and benefits expense
      reimbursements                                 $     136,918     $ 108,586

Property Management Fees

An affiliate of the Managing General Partner is the management agent for five properties in which the Partnership invested. The Property Management Fee charged is generally 5% of the properties' gross revenues. Fees earned by this affiliate, for the years ended December 31, 1999, are as follows:

                                                           1999            1998
                                                     -------------     ---------

     Property Management Fees                        $     165,894     $ 177,713

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street IV, Inc. and Arch Street IV Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in any of the two years ended March 31, 2000.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease Real Estate Investments, Inc. and its affiliates during each of the two years ended March 31, 2000 is presented in
Note 5 to the Financial Statements.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report.

In response to this portion of Item 13, the financial statements and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships, relating to the audits of the financial statements of such Local Limited Partnerships appear in
Exhibit 28.1 of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)    See Exhibit Index contained herein.

(a)(3)(b)   Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 2000.

(a)(3)(c)   Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

    18.    Letter on Change in Accounting Principle

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

     By: Arch Street IV, Inc.
         its Managing General Partner



     By:  /s/Randolph G. Hawthorne                      Date:    June 29, 2000
          -------------------------------                        -------------
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:  /s/Randolph G. Hawthorne                       Date:    June 29, 2000
          -------------------------------                        -------------
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer



     By:   /s/Michael H. Gladstone                      Date:    June 29, 2000
           ------------------------------                        -------------
           Michael H. Gladstone
           Managing Director, Vice President

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2000
                                      Index



                                                                       Page No.

Report of Independent Accountants
     For the Years Ended March 31, 2000 and 1999                          F-2

Financial Statements

  Balance Sheet - March 31, 2000                                          F-3

  Statements of Operations - Years Ended
     March 31, 2000 and 1999                                              F-4

  Statements of Changes in Partners' Equity
     Years Ended March 31, 2000 and 1999                                  F-5

  Statements of Cash Flows - Years Ended
     March 31, 2000 and 1999                                              F-6

  Notes to the Financial Statements                                       F-7

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV
(A Limited Partnership)

In our opinion, based on our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") at March 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which $30,483,079 of cumulative equity in losses are included in the balance sheet as of March 31, 2000 and for which net income/(losses) of $1,022,398 and $(535,567) are included in the accompanying financial statements for the years ended March 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with auditing standard generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.

As discussed in Note 2 to the financial statements, in 2000 the Partnership changed the basis of presentation of its financial statements from a combined basis to a stand-alone basis. The 1999 financial statements have been restated to show the effects of this change in reporting entity.





/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
June 22, 2000
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2000




Assets

Cash and cash equivalents                                                                      $      87,187
Marketable securities, at fair value (Note 3)                                                        723,331
Investments in Local Limited Partnerships, net (Note 4)                                           16,960,009
Other assets                                                                                           6,524
                                                                                               -------------
   Total Assets                                                                                $  17,777,051
                                                                                               =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                                        $     288,893
Accounts payable and accrued expenses                                                                 71,300
                                                                                               -------------
   Total Liabilities                                                                                 360,193
                                                                                               -------------
General, Initial and Investor Limited Partners' Equity                                            17,420,849
Net unrealized losses on marketable securities                                                        (3,991)
                                                                                               -------------
   Total Partners' Equity                                                                         17,416,858
                                                                                               -------------
   Total Liabilities and Partners' Equity                                                      $  17,777,051
                                                                                               =============

The accompanying notes are an integral part of the financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2000 and 1999



                                                                                                 1999
                                                                              2000            (Restated)
Revenue:
   Investment                                                            $      51,963       $      65,213
   Bad debt recoveries                                                               -             119,331
   Other                                                                        90,325             174,654
                                                                         -------------       -------------
     Total Revenue                                                             142,288             359,198
                                                                         -------------       -------------

Expenses:
   Asset management fees, related party (Note 5)                               182,041             199,280
   General and administrative (includes
     reimbursements to affiliate in the amounts of
     $136,918 and $108,586, respectively) (Note 5)                             350,609             268,965
   Provision for valuation of investments in Local
     Limited Partnerships                                                      587,395              12,792
   Amortization                                                                 65,603              65,809
                                                                         -------------       -------------
     Total Expenses                                                          1,185,648             546,846
                                                                         -------------       -------------

Loss before equity in income (losses) of Local Limited
   Partnerships                                                             (1,043,360)           (187,648)

Equity in income (losses) of Local Limited
   Partnerships (Note 4)                                                     1,022,398            (535,567)
                                                                         -------------       -------------


Net Loss                                                                 $     (20,962)      $    (723,215)
                                                                         =============       =============

Net Loss allocated:
   General Partners                                                      $        (210)      $      (7,232)
   Limited Partners                                                            (20,752)           (715,983)
                                                                         -------------       -------------
                                                                         $     (20,962)      $    (723,215)
                                                                         =============       =============

Net Loss per Limited Partnership
Unit (68,043 Units)                                                      $       (0.30)      $      (10.52)
                                                                         =============       =============

The accompanying notes are an integral part of the financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2000 and 1999


                                                                                           Net
                                                         Initial       Investor        Unrealized
                                           General       Limited        Limited           Gains
                                           Partners     Partners       Partners          (Losses)        Total

Balance at March 31, 1998 (restated)    $  (409,436)   $   5,000     $  18,569,462    $     1,177    $   18,166,203
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                           -            -                 -          2,296             2,296
   Net Loss                                  (7,232)           -          (715,983)             -          (723,215)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income (Loss)                  (7,232)           -          (715,983)         2,296          (720,919)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 1999 (restated)       (416,668)       5,000        17,853,479          3,473        17,445,284
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -            -                 -         (7,464)           (7,464)
   Net Loss                                    (210)           -           (20,752)             -           (20,962)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Loss                             (210)           -           (20,752)        (7,464)          (28,426)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2000               $  (416,878)   $   5,000     $  17,832,727    $    (3,991)   $   17,416,858
                                        ===========    =========     =============    ===========    ==============


The accompanying notes are an integral part of the financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2000 and 1999




                                                                                                 1999
                                                                                2000          (Restated)
Cash flows from operating activities
   Net Loss                                                                $    (20,962)     $   (723,215)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in (income) losses of
       Local Limited Partnerships                                            (1,022,398)          535,567
     Cash distribution income included in
       cash distributions received from Local
       Limited Partnerships                                                     (83,034)          (63,929)
     Provision for valuation of investments in Local
       Limited Partnerships                                                     587,395                 -
     Bad debt recoveries                                                              -          (106,539)
     Amortization                                                                65,603            65,809
     Gain on sales and maturities of
       marketable securities                                                       (334)           (3,651)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                (237)           13,398
       Accounts payable to affiliates                                           (45,224)         (483,820)
       Accounts payable and accrued expenses                                    217,353            14,787
                                                                           ------------      ------------
   Net cash used for operating activities                                      (301,838)         (751,593)
                                                                           ------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities                                          (498,861)         (922,221)
   Proceeds from sales and maturities
     of marketable securities                                                   472,042         1,210,375
   Cash distributions received from Local
     Limited Partnerships                                                       368,111           360,545
   (Advances to) reimbursements from
     Local Limited Partnerships                                                (195,339)           73,158
                                                                           ------------      ------------
Net cash provided by investing activities                                       145,953           721,857
                                                                           ------------      ------------

Net decrease in cash and cash equivalents                                      (155,885)          (29,736)

Cash and cash equivalents, beginning                                            243,072           272,808
                                                                           ------------      ------------

Cash and cash equivalents, ending                                          $     87,187      $    243,072
                                                                           ============      ============



The accompanying notes are an integral part of the financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street IV, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership initially designated 4% of the gross proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2000, the Managing General Partner has designated approximately $739,000 of cash, cash equivalents and marketable securities as such Reserves.

2.   Significant Accounting Policies

Basis of Presentation

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore the Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when the Partnership's respective carrying value of the Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income, and distributions received will be recorded as income.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation (continued)

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships included in the accompanying financial statements is as of December 31, 1999 and 1998.

The general partners of Leawood Associates, L.P. and the Texas Partnerships (the "Combined Entities") and the General Partner of the Partnership are affiliated entities. In prior periods, the Partnership combined its financial statements with those of the Combined Entities. During 2000, the General Partner concluded that the presentation of the financial position and results of operations of the Partnership, with the Combined Entities accounted for using the equity method, resulted in a more meaningful presentation. All prior period financial data has been restated to reflect the change in reporting entity.

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


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized  Unrealized         Fair
                                                    Cost             Gains       Losses          Value
     Debt securities issued by the
       US Treasury and other US
       government corporations
       and agencies                              $   648,569     $        -     $ (4,302)     $   644,267

     Mortgage backed securities                       78,753            387          (76)          79,064
                                                 -----------     ----------     --------      -----------

     Marketable securities
       at March 31, 2000                         $   727,322     $      387     $ (4,378)     $   723,331
                                                 ===========     ==========     ========      ===========


The contractual maturities at March 31, 2000 are as follows:

                                                                                                 Fair
                                                                               Cost             Value

     Due in less than one year                                              $  424,479       $   423,446
     Due in one to five years                                                  224,090           220,821
     Mortgage backed securities                                                 78,753            79,064
                                                                           -----------       -----------
                                                                           $   727,322       $   723,331
                                                                           ===========       ===========

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $220,000 and $679,000 during the fiscal years ended March 31, 2000 and 1999, respectively. Proceeds from the maturities of marketable securities were approximately $252,000 and $531,000 during the fiscal years ended March 31, 2000 and 1999, respectively. Included in investment income are gross gains of $490 and $4,891 and gross losses of $156 and $1,239 that were realized on the sales during the fiscal years ended March 31, 2000 and 1999, respectively.

4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-four Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2000:

Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                                      $  49,552,159

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $11,366,601)                                                                      (30,483,079)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                         (2,537,115)

Investments in Local Limited Partnerships                                                    -------------
   before adjustment                                                                            16,531,965
                                                                                             -------------
Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                 3,859,616

   Accumulated amortization of acquisition
     fees and expenses                                                                            (959,077)

   Investments in Local Limited Partnerships                                                    19,432,504

Reserve for valuation of investments
   in Local Limited Partnerships                                                                (2,472,495)
                                                                                             --------------
                                                                                             $  16,960,009




          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

At March 31, 2000, the Partnership has provided for a reserve for valuation for its investment in two Local Limited Partnerships, Bentley Court and Sencit Townhouse, because there is evidence of non-temporary declines in the recoverable amount of these investments.

Summarized financial information as of December 31, 1999 and 1998 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                                  1998
                                                                                1999           (Restated)
Assets:
   Rental property, net                                                  $   110,904,607     $   116,216,720
   Current assets                                                              4,921,065           4,705,798
   Other assets, net                                                          11,130,200          10,579,027
                                                                         ---------------      --------------
    Total Assets                                                         $   126,955,872      $  131,501,545
                                                                         ===============     ===============
Liabilities and Partners' Equity:
   Mortgages payable, net of current portion                             $    98,124,251     $   100,521,962
   Other liabilities                                                          13,590,317          12,058,393
   Current liabilities (includes current
     portion of mortgage payable)                                              5,335,104           8,057,405
                                                                         ---------------     ---------------
       Total Liabilities                                                     117,049,672         120,637,760
                                                                         ---------------     ---------------
Partners' Equity:
   Partnership's equity                                                        4,604,852           6,306,945
   Other partners' equity                                                      5,301,348           4,556,840
                                                                         ---------------     ---------------
       Total Partners' Equity                                                  9,906,200          10,863,785
                                                                         ---------------     ---------------
         Total Liabilities and Partners' Equity                          $   126,955,872     $   131,501,545
                                                                         ===============     ===============

Summarized Income Statements -
for the years ended December 31,

Rental and other revenue                                                 $    22,315,177     $    22,314,190
                                                                         ---------------     ---------------

Expenses:
   Operating expenses                                                          9,832,883          12,487,360
   Interest expense                                                            7,372,627           7,999,384
   Depreciation and amortization                                               5,490,211           5,282,626
   Provisions for valuation of real estate                                             -           3,078,687
                                                                         ---------------     ---------------
       Total Expenses                                                         22,695,721          28,848,057
                                                                         ---------------     ---------------

Net Loss                                                                 $      (380,544)    $    (6,533,867)
                                                                         ===============     ===============

Partnership's share of Net Loss (including 1999 adjustments from
   prior years of $(371,322))                                            $    (1,449,170)    $    (6,330,936)
                                                                         ===============     ===============
Other partners' share of Net Loss                                        $       697,304     $      (202,931)
                                                                         ===============     ===============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

For the fiscal years ended March 31, 2000 and 1999, the Partnership has not recognized $2,471,568 and $6,402,522, respectively, of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships. In addition, the Partnership recognized $607,153 of previously unrecognized losses in the year ended March 31, 1999.

The Partnership's equity as reflected by the Local Limited Partnerships of $4,604,852 differs from the Partnership's Investment in Local Limited Partnerships before adjustment of $16,531,965 primarily because of unrecognized losses as described above.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives $7,629 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $182,041 and $199,280 for the years ended March 31, 2000 and 1999, respectively. Payables to an affiliate of the Managing General Partner relating to the aforementioned fees and expenses aggregate $232,443 and $50,402 at March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2000 and 1999 is $136,918 and $108,586, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 2000 and 1999, $56,450 and $21,138, respectively, were payable to an affiliate of the Managing General Partner.

During the years ended March 31, 2000 and 1999, affiliates of the Managing General Partner managed five properties in which the Partnership invested. The property management fee charged is generally 5% of property's gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $165,894 and $177,713 of fees earned by this affiliate for the years ended December 31, 1999 and 1998, respectively.

6.   Litigation

As previously reported, the IRS finalized its report from an audit of the 1993 tax return for Bentley Court. The IRS report includes the questioning of the treatment of certain items and findings for non-compliance in 1993. Management understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner hired attorneys to appeal the findings in the IRS report in order to minimize the loss of credits. In June 1998, the Managing General Partner was informed that the Local General Partner for this property was indicted on various criminal charges. The Local General Partner pleaded guilty to two of these counts and is now awaiting sentencing. In the opinion of management, there is a risk that Bentley Court and, consequently, the Partnership will suffer substantial tax credit recapture or credit disallowance for this Local Limited Partnership investment. However, management cannot quantify the risk at this time. The Partnership has fully reserved its investment in Bentley Court.

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7.   Transfer and Liquidation of Interests in Local Limited Partnerships

On May 27, 1999, the Managing General Partner transferred Gateway Village to a unaffiliated entity.

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of BK Apartments to an affiliate of the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner anytime after one year has elapsed. For financial reporting purposes, the Partnership has written-down the carrying value of this investment in Local Limited Partnership to zero because it is uncertain as to whether the Partnership will be able to recover its remaining invested balance. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

8.   Federal Income Taxes

The following schedule reconciles the reporting financial statement loss for the fiscal years ended March 31, 2000 and 1999 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 1999 and 1998:

                                                                                                 1999
                                                                                 2000         (Restated)
Net Loss per financial statements                                           $    (20,962)    $   (723,215)
   Amortization of acquisition fees and
     expenses not deductible for tax
     purposes                                                                     65,603           65,809
   Adjustment for equity in losses of Local
     Limited Partnerships for financial reporting
     purposes in excess of equity in losses for
     tax purposes                                                              1,267,540        1,977,786
   Equity in losses of Local Limited Partnerships not
     recognized for financial reporting purposes                              (2,554,602)      (5,859,298)
   Related party expenses not currently deductible
     for tax purposes                                                            186,675          157,966
   Related party expenses paid in current year but
     expensed for financial reporting purposes in prior year                           -      (685,796)
   Adjustment to reflect March 31 fiscal year
      end to December 31 tax year end                                           (847,127)        (635,480)
   Cash distributions included in loss for financial
      reporting purposes                                                         (83,035)         (63,929)
   Other                                                                         (60,388)               -
                                                                            ------------     ------------
Net Loss per tax return                                                     $   (352,042)    $ (5,766,157)
                                                                            ============     ============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2000 are as follows:

                                                        Financial              Tax
                                                        Reporting           Reporting
                                                        Purposes            Purposes         Differences

Investments in Local Limited Partnerships           $   16,960,009       $  11,986,658      $   4,973,351
                                                    ==============       =============      =============
Other assets                                        $      817,042       $   9,534,920      $  (8,717,878)
                                                    ==============       =============      =============
Liabilities                                         $      360,193       $      69,335      $     290,858
                                                    ==============       =============      =============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the Partnership has not recognized approximately $11,367,000 of equity in losses relating to fourteen Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a reserve for valuation of approximately $2,095,000 against two of its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $959,000 of amortization has been deducted for financial reporting purposes only; and (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax reporting purposes but are charged to Limited Partners' equity for financial reporting purposes.

June 29, 2000

Boston Financial Qualified Housing Tax Credits L.P. IV
101 Arch Street
Boston, MA 02110-1106

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV:

We are providing this letter to you for inclusion as an exhibit to your Form 10-K filing pursuant to Item 601 of Regulation S-K.

We have audited the financial statements included in Boston Financial Qualified Housing Tax Credits L.P. IV's (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 2000 and issued our report thereon dated June 22, 2000.
Note 2 to the financial statements describes a change in reporting entity from a combined basis presentation to a stand-alone basis presentation. It should be understood that the preferability of one acceptable method of presenting entities under common control over another has not been addressed in any authoritative accounting literature, and in expressing our concurrence below we have relied on management's determination that this change in reporting entity is preferable. Based on our reading of management's stated reasons and justification for this change in reporting entity in the Form 10-K, and our discussions with management as to their judgment about the relevant business planning and legal factors relating to the change, we concur with management that such change represents, in the Partnership's circumstances, the adoption of a preferable accounting principle in conformity with Accounting Principles Board Opinion No. 20.


Very truly yours,



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP