Form 10QSB
period 2000-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2000-08-14
CIK 845035

August 14, 2000



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for Quarter Ended June 30, 2000
       File Number 0-19765

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

For the quarterly period ended                    June 30, 2000
                                       ------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                          to

                   Commission file number      0-19765

               Boston Financial Qualified Housing Tax Credits L.P. IV (Exact name of registrant as specified in its charter)


                 Massachusetts                             04-3044617

      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)



        101 Arch Street, Boston, Massachusetts                02110-1106
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                  ------------------------------

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
                                      (A Limited Partnership)

                                         TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Balance Sheet - June 30, 2000 (Unaudited)                         1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2000 and 1999                             2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2000          3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2000 and 1999                       4

         Notes to the Financial Statements (Unaudited)                     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                  11

SIGNATURE                                                                  12

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                    (A Limited Partnership)

                                        BALANCE SHEET
                                        June 30, 2000
                                         (Unaudited)


Assets

Cash and cash equivalents                                                                 $       61,448
Marketable securities, at fair value                                                             891,884
Investments in Local Limited Partnerships, net (Note 1)                                       16,724,479
Other assets                                                                                      14,174
                                                                                          --------------
     Total Assets                                                                         $   17,691,985
                                                                                          ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                            $      373,129
Accounts payable and accrued expenses                                                             66,859
                                                                                          --------------
     Total Liabilities                                                                           439,988

General, Initial and Investor Limited Partners' Equity                                        17,254,534
Net unrealized losses on marketable securities                                                    (2,537)
     Total Partners' Equity                                                                   17,251,997
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   17,691,985
                                                                                          ==============

The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                         (A Limited Partnership)


                                       STATEMENTS OF OPERATIONS
                          For the Three Months Ended June 30, 2000 and 1999
                                              (Unaudited)

                                                                                                   1999
                                                                              2000              (Restated)
Revenue:
   Investment                                                            $      13,314         $      12,519
   Other                                                                       119,552                75,507
                                                                         -------------         -------------
     Total Revenue                                                             132,866                88,026
                                                                         -------------         -------------

Expenses:
   Asset management fees, related party                                         45,776                46,669
   General and administrative (includes reimbursements
     to affiliate in the amounts of $38,460 and
     $28,324, respectively)                                                     69,445                67,590
   Provision for valuation of investments in Local Limited Partnerships         58,429               221,039
   Amortization                                                                 16,401                16,452
                                                                         -------------         -------------
     Total Expenses                                                            190,051               351,750
                                                                         -------------         -------------

Loss before equity in losses of Local Limited
   Partnerships and loss on liquidation of interest in
   Local Limited Partnership                                                   (57,185)             (263,724)

Equity in losses of Local Limited Partnerships (Note 1)                       (109,130)              (27,867)

Loss on liquidation of interest in Local Limited
   Partnership (Note 2)                                                              -                (6,486)
                                                                         -------------         -------------

Net Loss                                                                 $    (166,315)        $    (298,077)
                                                                         =============         =============

Net Loss allocated:
   To General Partners                                                   $      (1,663)        $      (2,981)
   To Limited Partners                                                        (164,652)             (295,096)
                                                                         -------------         -------------
                                                                         $    (166,315)        $    (298,077)
                                                                         =============         =============
Net Loss per Limited Partnership Unit
   (68,043 Units)                                                        $       (2.42)        $      (4.34)
                                                                         =============         ============

The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                         (A Limited Partnership)

                         STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                              For the Three Months Ended June 30, 2000
                                             (Unaudited)



                                                     Initial           Investor       Net
                                     General         Limited           Limited     Unrealized
                                     Partners       Partners          Partners       Losses           Total

Balance at March 31, 2000           $  (416,878)   $     5,000    $   17,832,727   $    (3,991)  $  17,416,858
                                    -----------    -----------    --------------   -----------   -------------

Comprehensive Loss:
   Change in net unrealized losses
     on marketable securities
     available for sale                       -              -                 -         1,454           1,454
   Net Loss                              (1,663)             -          (164,652)            -        (166,315)
                                    -----------    -----------    --------------   -----------   -------------
Comprehensive Loss                       (1,663)             -          (164,652)        1,454        (164,861)
                                    -----------    -----------    --------------   -----------   -------------

Balance at June 30, 2000            $  (418,541)   $     5,000    $   17,668,075   $    (2,537)  $  17,251,997
                                    ===========    ===========    ==============   ===========   =============

The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                         (A Limited Partnership)

                                         STATEMENTS OF CASH FLOWS
                            For the Three Months Ended June 30, 2000 and 1999
                                               (Unaudited)

                                                                                                      1999
                                                                                2000               (Restated)

Net cash used for operating activities                                     $     (28,389)        $    (136,149)


Net cash provided by investing activities                                          2,650               367,686
                                                                           -------------         -------------


Net increase (decrease) in cash and cash equivalents                             (25,739)              231,537


Cash and cash equivalents, beginning                                              87,187               243,072
                                                                           -------------         -------------


Cash and cash equivalents, ending                                          $      61,448         $     474,609
                                                                           =============         =============



The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                         (A Limited Partnership)

                                   NOTES TO THE FINANCIAL STATEMENTS
                                              (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2000 and 1999.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-three Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2000:

Capital contributions and advances paid to Local
   Limited Partnerships and purchase price paid to
   withdrawing partners of Local Limited Partnerships                                        $  46,970,168

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $7,942,716)                                                                       (27,685,424)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                         (2,765,206)
                                                                                             -------------
Investments in Local Limited Partnerships before
   adjustment                                                                                   16,519,538

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                 3,669,346

   Accumulated amortization of acquisition fees
     and expenses                                                                                 (933,481)
                                                                                             -------------
   Investments in Local Limited Partnerships                                                    19,255,403

Reserve for valuation of investments in Local
   Limited Partnerships                                                                         (2,530,924)
                                                                                             -------------
                                                                                             $  16,724,479
                                                                                             =============

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                         (A Limited Partnership)

                              NOTES TO THE FINANCIAL STATEMENTS (continued)
                                              (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2000 is $567,862. For the three months ended June 30, 2000, the Partnership has not recognized $458,732 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $6,486 was recognized in the three months ended June 30, 1999 as a result of the transfer of Gateway Village.

3.   Litigation

As previously reported, the IRS finalized its report from an audit of the 1993 tax return for Bentley Court. The IRS audit of the 1993 tax return for the project questioned the treatment of certain items and has findings of non-compliance in 1993. The Managing General Partner understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the findings in the IRS report in order to minimize the loss of credits. In June of 1998, the Managing General Partner was informed that the Local General Partner for this property was indicted on various criminal charges. The Local General Partner pled guilty to two of these counts. In the opinion of Management, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant tax credit recapture and/or credit disallowance as a result of the problems at this property. However, it is not possible to quantify the risk until the IRS completes its audits. Additionally, the Managing General Partner replaced the Local General Partner with an affiliated entity and replaced the property management company with an unaffiliated entity. The Managing General Partner will continue to monitor property operations closely. As a result of the continuing tax issues at this property, Management has decided to fully reserve the Partnership's investment in Bentley Court.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former General Partners of Bentley Court alleging mismanagement of the Local Limited Partnership.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had a decrease in cash and cash equivalents of $25,739 from $87,187 at March 31, 2000 to $61,448 at June 30, 2000. The decrease is mainly attributable to cash used for operating activities and cash used for purchases of marketable securities. These decreases are partially offset by cash provided by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,304,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of approximately $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $968,000 of operating funds to replenish Reserves. At June 30, 2000, approximately $792,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. In addition to the $1,304,000 noted above, the Partnership also advanced approximately $1,292,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2000.

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                         (A Limited Partnership)

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the three months ended June 30, 2000 resulted in a net loss of $166,315 as compared to a net loss of $298,077 for the same period in 1999. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships. Provision for valuation of investments in Local Limited Partnerships was incurred during the three months ended June 30, 1999 due to the write-off of advances to the Local Limited Partnerships.

Property Discussions

As previously reported, Audobon Apartments (Boston, Massachusetts) and Brown Kaplan (Dorchester, Massachusetts), operate below break-even. Both properties receive a material amount of income subsidies through the State Housing Assistance Rental Program (SHARP). As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency ("MHFA") that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

As a result of the existing operating deficits, Audobon was foreclosed on March 30, 2000. Given the existing operating deficits and its dependence on the SHARP subsidy, Brown Kaplan may default on its mortgage obligation in the near future. Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer the Partnership's interest in the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year has elapsed. In addition, effective November 30, 1999, a new investor was admitted into the lower tier partnership. This new investor will receive the remaining tax credits and a percentage of the losses for the property going forward.

The Local General Partner of Buena Vista, (Buena Vista, Georgia) and Greentree Village (Greenville, Georgia) expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is negotiating with the Local General Partner to develop a plan that will ultimately the Partnership's interest in the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                         (A Limited Partnership)
                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Bentley Court, located in Columbia, South Carolina, continues to generate deficits. Further, an IRS audit of the 1993 tax return for the project questioned the treatment of certain items and has findings of non-compliance in 1993. The Managing General Partner understands that the audit now also focuses on 1994 and 1995 tax credits. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the findings in the IRS report in order to minimize the loss of credits. In June of 1998, the Managing General Partner was informed that the Local General Partner for this property was indicted on various criminal charges. The Local General Partner pled guilty to two of these counts. In the opinion of Management, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant tax credit recapture and/or credit disallowance as a result of the problems at this property. However, it is not possible to quantify the risk until the IRS completes its audits. Additionally, the Managing General Partner replaced the Local General Partner with an affiliated entity and replaced the property management company with an unaffiliated entity. The Managing General Partner will continue to monitor property operations closely. As a result of the continuing tax issues at this property, Management has decided to fully reserve the Partnership's investment in Bentley Court.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former General Partners of Bentley Court alleging mismanagement of the local limited partnership.

On June 11, 2000, one of the buildings at Bentley Court caught on fire and was determined to be a total loss. Three out of the 16 units in that building were vacant, and the rest of the tenants were transferred to vacant units at the property. The insurance company has agreed to pay the limit of the policy coverage, however, estimates indicate that the insurance proceeds will not cover the costs to rebuild. It is possible that the Local Limited Partnership will not rebuild the building, which would decrease the property's future tax credits and cause recapture of tax credits previously taken with respect to such building. It also would likely cause a decrease in the property's cash flow. The Managing General Partner is currently evaluating the Local Limited Partnership's options with respect to the ruined building.

As previously reported, BK Apartments (Jamestown, North Dakota) continues to generate operating deficits despite improved occupancy. In November 1997, due to concerns about the property's long term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred its general partner interest and transferred 48.5% of its interest in capital and profits of BK Apartments Limited Partnership to a new, nonprofit general partner. Additionally, the Managing General Partner has the right to put the Partnership's remaining interest to the new Local General Partner any time after June 17, 2000. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the new Local General Partner. In addition, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, 46 & Vincennes (Chicago, Illinois) continues to operate below break-even due to occupancy problems. A new site manager with significant experience in managing properties in similar inner city Chicago neighborhoods was recently hired at the property. In addition, the neighborhood has seen significant improvement in the last few years, with several buildings in the area renovated for market rate use. Effective January 13, 2000, the Managing General Partner and Local General Partner succeeded in gaining HUD's approval for a refinancing, thereby reducing the interest rate and increasing the loan maturity to a new 40 year term. The Managing General Partner continues to work closely with the Local General Partner and will continue to closely monitor property operations.

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

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                         (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 2000.

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


DATED:  August 14, 2000              BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. IV

                               By:   Arch Street IV, Inc.,
                                     its Managing General Partner



                                     /s/Randolph G. Hawthorne
                                     Randolph G. Hawthorne
                                     Managing Director, Vice President and
                                     Chief Operating Officer