Form 10QSB
period 2000-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2000-11-14
CIK 845035

November    14      , 2000




Securities and Exchange Commission
450 Fifth Street, N.W.

Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended September 30, 2000 File Number 0-19765

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

For the quarterly period ended                         September 30, 2000
                              -------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      ----------------------

For Quarter Ended September 30, 2000   Commission file number       0-19765
                  ------------------                           ---------------


             Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Massachusetts                         04-3044617
----------------------------------------  -------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


        101 Arch Street, Boston, Massachusetts            02110-1106
------------------------------------------------ -----------------------------
       (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                        --------

Item 1.  Financial Statements

         Balance Sheet - September 30, 2000 (Unaudited)                      1

         Statements of Operations (Unaudited) - For the Three and Six

           Months Ended September 30, 2000 and 1999                          2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2000         3

         Statements of Cash Flows (Unaudited) - For the

           Six Months Ended September 30, 2000 and 1999                      4

         Notes to the Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7

PART II - OTHER INFORMATION

Items 1-6                                                                    11

SIGNATURE  12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                                  BALANCE SHEET

                               September 30, 2000

                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $      88,163
Marketable securities, at fair value                                                                   854,086
Investments in Local Limited Partnerships, net (Note 1)                                             16,721,090

Other assets                                                                                             9,951
                                                                                                 -------------

     Total Assets                                                                                $  17,673,290
                                                                                                 =============


Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $     457,365
Accounts payable and accrued expenses                                                                   68,660
                                                                                                 -------------
     Total Liabilities                                                                                 526,025
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              17,147,039

Net unrealized gains on marketable securities                                                              226
                                                                                                 -------------

     Total Partners' Equity                                                                         17,147,265
                                                                                                 -------------

     Total Liabilities and Partners' Equity                                                      $  17,673,290
                                                                                                 =============


The accompanying notes are an integral part of these financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                   Three Months Ended                    Six Months Ended
                                                                September 30,                        September 30,
                                          September 30,            1999             September 30,         1999
                                                 2000            (Restated)            2000           (Restated)
                                          --------------      --------------      --------------     -------------
Revenue:
   Investment                             $       14,068      $       14,063      $       27,382     $        26,582
   Other                                             750              47,059             120,302             122,566
                                          --------------      --------------      --------------     ---------------
       Total Revenue                              14,818              61,122             147,684             149,148
                                          --------------      --------------      --------------     ---------------

Expenses:
   Asset management fees, related party           45,776              42,935              91,552              89,604
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $76,920 and $51,774 in 2000
     and 1999, respectively)                      98,147             132,049             167,592             199,639
   Provision for valuation of investments
     in Local Limited Partnerships                     -              (5,694)             58,429             215,345
   Amortization                                   16,401              16,453              32,802              32,905
                                          --------------      --------------      --------------     ---------------
       Total Expenses                            160,324             185,743             350,375             537,493
                                          --------------      --------------      --------------     ---------------

Loss before equity in income (losses)
  of Local Limited Partnerships and loss on liquidation of interest in Local

  Limited Partnership                           (145,506)           (124,621)           (202,691)           (388,345)

Equity in income (losses) of Local
  Limited Partnerships (Note 1)                   38,011            (161,118)            (71,119)           (188,985)

Loss on liquidation of interest in
  Local Limited Partnership (Note 2)                   -                   -                   -              (6,486)
                                          --------------      --------------      --------------     ---------------

Net Loss                                  $     (107,495)     $     (285,739)     $     (273,810)    $      (583,816)
                                          ==============      ==============      ==============     ===============

Net Loss allocated:
   To General Partners                    $       (1,075)     $       (2,857)     $       (2,738)    $        (5,838)
   To Limited Partners                          (106,420)           (282,882)           (271,072)           (577,978)
                                          --------------      --------------      --------------     ---------------
                                          $     (107,495)     $     (285,739)     $     (273,810)    $      (583,816)
                                          ==============      ==============      ==============     ===============
Net Loss per Limited Partnership

   Unit (68,043 Units)                    $         (1.56)    $        (4.15)     $        (3.98)    $         (8.49)
                                          ===============     ==============      ==============     ===============


The accompanying notes are an integral part of these financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)

                   For the Six Months Ended September 30, 2000

                                   (Unaudited)


                                                                                        Net
Initial                                                 Investor                     Unrealized
                                        General          Limited        Limited         Gains
                                        Partners        Partners       Partners       (Losses)         Total

Balance at March 31, 2000             $    (416,878) $       5,000   $  17,832,727  $      (3,991) $  17,416,858
                                      -------------  -------------   -------------  -------------  -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                           -              -               -          4,217          4,217
   Net Loss                                  (2,738)             -        (271,072)             -       (273,810)
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Income (Loss)                  (2,738)             -        (271,072)         4,217       (269,593)
                                      -------------  -------------   -------------  -------------  -------------

Balance at September 30, 2000         $    (419,616) $       5,000   $  17,561,655  $         226  $  17,147,265
                                      =============  =============   =============  =============  =============

The accompanying notes are an integral part of these financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)


                                                                                                     1999
                                                                                2000              (Restated)
                                                                           -------------         ------------

Net cash used for operating activities                                     $     (67,801)        $    (264,278)

Net cash provided by investing activities                                         68,777               385,496
                                                                           -------------         -------------

Net increase in cash and cash equivalents                                            976               121,218

Cash and cash equivalents, beginning                                              87,187               243,072
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $      88,163         $     364,290
                                                                           =============         =============

The accompanying notes are an integral part of these financial statements

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2000 and 1999.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2000:


Capital contributions and advances paid to Local
   Limited Partnerships and purchase price paid to
   withdrawing partners of Local Limited Partnerships             $  46,964,368

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $8,343,482)                                            (27,647,413)

Cumulative cash distributions received from Local
   Limited Partnerships                                              (2,790,205)
                                                                  -------------

Investments in Local Limited Partnerships before

   adjustment                                                        16,526,750

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                      3,669,346

   Accumulated amortization of acquisition fees
     and expenses                                                      (949,882)
                                                                  -------------

Investments in Local Limited Partnerships
    before reserve for valuation                                     19,246,214

Reserve for valuation of investments in Local
   Limited Partnerships                                              (2,525,124)
                                                                  -------------
Investments in Local Limited Partnerships                         $  16,721,090
                                                                  =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)

                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2000 is $930,617. For the six months ended September 30, 2000, the Partnership has not recognized $859,498 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interests in Local Limited Partnerships

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $6,486 was recognized in the six months ended September 30, 1999 as a result of the transfer of Gateway Village.

3.   Litigation

As previously reported, Bentley Court, located in Columbia, South Carolina, continues to generate deficits. The IRS has taken the position to disallow all of the tax credits for this project for 1993, 1994 and 1995. As a result of the former Local General Partner's disputes with the IRS, tax returns have not yet been filed for 1996, 1997, 1998 and 1999 for this local partnership. However, it is anticipated that the IRS will take a comparable complete disallowance position for those tax years, too. On behalf of the Partnership, the Managing General Partner retained counsel to vigorously appeal and contest the findings in the IRS report in order to minimize the loss of credits. The Local General Partner for this property was indicted on various criminal charges. The Local General Partner pled guilty to two of these counts. In the opinion of Management, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer substantial tax credit recapture and/or credit disallowance as a result of the problems at this property. However, it is not possible to quantify the risk until the appeal and litigation process with the IRS is completed. Additionally, the Managing General Partner replaced the Local General Partner with an affiliated entity and replaced the property management company with an unaffiliated entity. The Managing General Partner will continue to monitor property operations closely. As a result of the continuing tax issues at this property, Management has decided to fully reserve the Partnership's investment in Bentley Court.

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

Liquidity and Capital Resources

At September 30, 2000 the partnership had an increase in cash and cash equivalents of $976 from $87,187 at March 31, 2000 to $88,163 at September 30, 2000. The increase is mainly attributable to cash provided by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operating activities and cash used for purchases of marketable securities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,334,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of approximately $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $948,000 of operating funds to replenish Reserves. At September 30, 2000, approximately $740,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. In addition to the $1,334,000 noted above, the Partnership also advanced approximately $1,291,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 2000 resulted in net losses of $107,495 and $273,810, respectively as compared to net losses of $285,739 and $583,816, respectively for the same periods in 1999. The decreases in net losses are primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships, a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative expenses. The provision for valuation of investments in Local Limited Partnerships was incurred during the six months ended September 30, 1999 due to the write-off of advances to the Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased because of a reduction in interest expense at certain Local Limited Partnerships. General and administrative expenses decreased due to a decrease in legal expenses between 1999 and 2000.

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

As a result of the existing operating deficits, Audobon was foreclosed on March 30, 2000. Given the existing operating deficits and its dependence on the SHARP subsidy, Brown Kaplan may default on its mortgage obligation in the near future. Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer the Partnership's interest in the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year has elapsed. In addition, effective November 30, 1999, a new investor was admitted into the lower tier partnership. This new investor will receive the property's remaining tax credits and a percentage of its losses going forward.

The Local General Partner of Buena Vista, (Buena Vista, Georgia) and Greentree Village (Greenville, Georgia) expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has yet to transfer any of the Partnership's interest in these properties.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

As previously reported, Bentley Court, located in Columbia, South Carolina, continues to generate deficits. The IRS has taken the position to disallow all of the tax credits for this project for 1993, 1994 and 1995. As a result of the former Local General Partner's disputes with the IRS, tax returns have not yet been filed for 1996, 1997, 1998 and 1999 for this local partnership. However, it is anticipated that the IRS will take a comparable complete disallowance position for those tax years, too. On behalf of the Partnership, the Managing General Partner retained counsel to vigorously appeal and contest the findings in the IRS report in order to minimize the loss of credits. The Local General Partner for this property was indicted on various criminal charges. The Local General Partner pled guilty to two of these counts. In the opinion of Management, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer substantial tax credit recapture and/or credit disallowance as a result of the problems at this property. However, it is not possible to quantify the risk until the appeal and litigation process with the IRS is completed. Additionally, the Managing General Partner replaced the Local General Partner with an affiliated entity and replaced the property management company with an unaffiliated entity. The Managing General Partner will continue to monitor property operations closely. As a result of the continuing tax issues at this property, Management has decided to fully reserve the Partnership's investment in Bentley Court.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former General Partners of Bentley Court alleging mismanagement of the local limited partnership.

On June 11, 2000, one of the buildings at Bentley Court caught on fire and was determined to be a total loss. Three out of the 16 units in that building were vacant, and the rest of the tenants were transferred to vacant units at the property. The insurance company has agreed to pay the limit of the policy coverage, however, estimates indicate that the insurance proceeds may not cover the costs to rebuild. It is possible that the Local Limited Partnership will not rebuild the building, which would decrease the property's future tax credits and cause recapture of tax credits previously taken with respect to such building. It also would likely cause a decrease in the property's cash flow. The Managing General Partner is currently evaluating the Local Limited Partnership's options with respect to the burned building.

BK Apartments (Jamestown, North Dakota) continues to generate operating deficits and was 83% occupied at September 30, 2000. As previously reported, in November 1997, due to concerns about the property's long term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. Subsequently, effective June 17, 1999, the Local General Partner transferred its general partner interest and transferred 48.5% of its interest in capital and profits of BK Apartments Limited Partnership to a new, nonprofit general partner. Additionally, the Managing General Partner has the right to put the Partnership's remaining interest to the new Local General Partner any time after June 17, 2000. The Partnership will retain its full share of the property's tax credits, which expire in 2001, until such time as the remaining interest is put to the new Local General Partner. In addition, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

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


Property Discussions (continued)
-------------------------------

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

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    November     14      , 2000      BOSTON FINANCIAL QUALIFIED HOUSING
                                           TAX CREDITS L.P. IV

                                      By:  Arch Street IV, Inc.,
                                           its Managing General Partner



                                           /s/Randolph G. Hawthorne
                                           ----------------------------
                                           Randolph G. Hawthorne

                                           Managing Director, Vice President and

                                           Chief Operating Officer