Form 10QSB
period 2000-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2001-02-14
CIK 845035

February 14, 2001




Securities and Exchange Commission
450 Fifth Street, N.W.

Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended December 31, 2000 File Number 0-19765

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

For the quarterly period ended               December 31, 2000
                              ------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                       to
                               -----------------------------------------------

                         Commission file number 0-19765

                Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           Massachusetts                             04-3044617
  -----------------------------              ---------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

      101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------------    ----------------------------
     (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code         (617) 439-3911
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

                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet - December 31, 2000 (Unaudited)                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2000 and 1999                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2000                             3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2000 and 1999                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION

Items 1-6                                                                                        11

SIGNATURE                                                                                        12


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2000
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $     151,927
Marketable securities, at fair value                                                                   778,627
Investments in Local Limited Partnerships, net (Note 1)                                             16,497,880
Other assets                                                                                            12,890
                                                                                                 -------------
     Total Assets                                                                                $  17,441,324
                                                                                                 =============


Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $     589,935
Accounts payable and accrued expenses                                                                   81,225
                                                                                                 -------------
     Total Liabilities                                                                                 671,160
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              16,765,365
Net unrealized gains on marketable securities                                                            4,799
                                                                                                 -------------
     Total Partners' Equity                                                                         16,770,164
                                                                                                 -------------

     Total Liabilities and Partners' Equity                                                      $  17,441,324
                                                                                                 =============

The accompanying notes are an integral  part  of  these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended December 31, 2000 and 1999

                                   (Unaudited)

                                                   Three Months Ended                    Nine Months Ended
                                                              December 31,                          December 31,
                                          December 31,        1999                December 31,          1999
                                                2000            (Restated)             2000          (Restated)
                                          -------------       -------------       --------------    ------------
Revenue:
   Investment                             $      13,869       $      13,414       $       41,251    $       39,996
   Other                                          1,350             (33,971)             121,652            88,595
                                          -------------       -------------       --------------    --------------
       Total Revenue                             15,219             (20,557)             162,903           128,591
                                          -------------       -------------       --------------    --------------

Expenses:
   Asset management fee, related party           45,776              46,669              137,328           136,273
   General and administrative,
     (includes reimbursements to an
     affiliate in the amounts of
     $163,714 and $80,468 in 2000
     and 1999, respectively)                    145,699              94,420              313,291           294,059
   Provision for valuation of investments
     in Local Limited Partnerships               73,583             208,112              132,012           423,457
   Amortization                                  16,400              16,297               49,202            49,202
                                          -------------       -------------       --------------    --------------
       Total Expenses                           281,458             365,498              631,833           902,991
                                          -------------       -------------       --------------    --------------

Loss before equity in income (loss) of
   Local Limited Partnerships and loss
   on liquidation of interest in Local
   Limited Partnership                         (266,239)           (386,055)            (468,930)         (774,400)

Equity in income (loss) of Local
   Limited Partnerships (Note 1)               (115,435)          2,238,622             (186,554)        2,049,637

Loss on liquidation of interest in
   Local Limited Partnership (Note 2)                 -                   -                    -            (6,486)
                                          -------------       -------------       --------------    --------------

Net Income (Loss)                         $    (381,674)      $   1,852,567       $     (655,484)   $    1,268,751
                                          =============       =============       ==============    ==============

Net Income (Loss) allocated:
   To General Partners                    $      (3,817)      $      18,526       $       (6,555)   $       12,688

   To Limited Partners                         (377,857)          1,834,041             (648,929)        1,256,063
                                          -------------       -------------       --------------    --------------
                                          $    (381,674)      $   1,852,567       $     (655,484)   $    1,268,751
                                          =============       =============       ==============    ==============

Net Income (Loss) per Limited
   Partnership Unit (68,043 Units)        $       (5.56)      $       26.95       $       (9.54)    $        18.46
                                          =============       =============       =============     ==============


The accompanying notes  are an integral part of  these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Nine Months Ended December 31, 2000

                                   (Unaudited)

                                                                                         Net
                                                         Initial       Investor      Unrealized
                                         General         Limited        Limited         Gains
                                         Partners        Partner       Partners       (Losses)          Total

Balance at March 31, 2000             $    (416,878) $       5,000   $  17,832,727  $      (3,991) $  17,416,858
                                      -------------  -------------   -------------  -------------  -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                           -              -               -          8,790          8,790
   Net Loss                                  (6,555)             -        (648,929)             -       (655,484)
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Income (Loss)                  (6,555)             -        (648,929)         8,790       (646,694)
                                      -------------  -------------   -------------  -------------  -------------

Balance at December 31, 2000          $    (423,433) $       5,000   $  17,183,798  $       4,799  $  16,770,164
                                      =============  =============   =============  =============  =============


The accompanying notes  are an integral part of  these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                                                                      1999

                                                                                2000               (Restated)
                                                                           -------------         ------------

Net cash used for operating activities                                     $    (102,583)        $    (322,643)

Net cash provided by investing activities                                        167,323               207,284
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                              64,740              (115,359)

Cash and cash equivalents, beginning                                              87,187               243,072
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     151,927         $     127,713
                                                                           =============         =============


The accompanying notes  are an integral part of  these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Notes to Financial Statements
                                  (Unaudited)

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2000 and 1999.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2000:

Capital contributions and advances paid to Local
   Limited Partnerships and purchase price paid to
   withdrawing partners of Local Limited Partnerships                                        $  47,037,952

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $8,877,798)                                                                       (27,762,848)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                         (2,881,580)
                                                                                             -------------

Investments in Local Limited Partnerships before
   adjustment                                                                                   16,393,524

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                 3,669,346

   Accumulated amortization of acquisition fees
     and expenses                                                                                 (966,282)
                                                                                             -------------

Investments in Local Limited Partnerships before reserve for valuation                          19,096,588

Reserve for valuation of investments in Local
   Limited Partnerships                                                                         (2,598,708)
                                                                                             -------------
Investments in Local Limited Partnerships                                                    $  16,497,880
                                                                                             =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2000 is $1,580,368. For the nine months ended December 31, 2000, the Partnership has not recognized $1,393,814 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Liquidation of Interest in Local Limited Partnership

For financial reporting purposes, loss on liquidation of interest in Local Limited Partnership of $6,486 was recognized in the nine months ended December 31, 1999 as a result of the transfer of Gateway Village.

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

Liquidity and Capital Resources

At December 31, 2000 the Partnership had an increase in cash and cash equivalents of $64,740 from $87,187 at March 31, 2000 to $151,927 at December 31, 2000. The increase is mainly attributable to cash provided by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operating activities and cash used for purchases of marketable securities.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,367,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of approximately $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $943,000 of operating funds to replenish Reserves. At December 31, 2000, approximately $629,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. In addition to the $1,367,000 noted above, the Partnership also advanced approximately $1,364,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 2000 resulted in net losses of $381,674 and $655,484, respectively as compared to net income of $1,852,567 and $1,268,751, respectively for the same periods in 1999. The decreases in net income are primarily due to an increase in equity in losses of Local Limited Partnerships and an increase in general and administrative expenses. These expense increases are offset by a decrease in provision for valuation of investments in Local Limited Partnerships. Equity in losses of Local Limited Partnerships increased because of a $2,482,000 gain on cancellation of indebtedness recorded in the prior year. The provision for valuation of investments in Local Limited Partnerships was incurred during the nine months ended December 31, 1999 due to the write-off of advances to the Local Limited Partnerships. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.


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

As a result of the existing operating deficits, Audobon was foreclosed on March 30, 2000. The foreclosure resulted in recapture of credits of approximately $30.60 per unit which will be on your 2000 Schedule K-1 that will be filed in April of 2001. In addition, the foreclosure will result in the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer the Partnership's interest in the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the property to the Local General Partner. Effective December 5, 2000, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in the property to the Local General Partner.

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

On January 1, 2001, Bentley Court suffered a fire in another building which contained a total of 24 units. Preliminary indications are that the fire may have resulted from children playing with fireworks and that most of the units are a total loss. All but three of the tenants were relocated within the property. Subsequent to the June 11, 2000 fire, the Managing General Partner increased the insurance policy sub-limits on the property and is optimistic that insurance proceeds will cover the cost to rebuild both buildings. The Managing General Partner expects construction to commence by mid-March and that the units will be ready for occupancy by the fall. In the interim, the vacancy of the two buildings will cause the property to operate at a deficit.

BK Apartments (Jamestown, North Dakota) continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the property's long term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. Additionally, the Managing General Partner has the right to put the Partnership's remaining interest to the new Local General Partner any time after one year elapsed. Subsequently, the Local General Partner transferred its general partner interest and transferred 48.5% of its interest in capital and profits of BK Apartments Limited Partnership to a new, nonprofit general partner, effective June 17, 1999. As a result of this change, the date

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

when the Managing General Partner has the right to transfer the remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. The Partnership will retain its full share of the property's tax credits, which expire in 2001, until such time as the remaining interest is put to the new Local General Partner.

In addition, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, 46 & Vincennes (Chicago, Illinois) continues to operate below break-even due to occupancy problems. A new site manager with significant experience in managing properties in similar inner city Chicago neighborhoods was recently hired at the property. In addition, the neighborhood has seen significant improvement in the last few years, with several buildings in the area renovated for market rate use. Effective January 13, 2000, the Managing General Partner and Local General Partner succeeded in gaining HUD's approval for a refinancing, thereby reducing the interest rate and increasing the loan maturity to a new 40-year term. The Managing General Partner continues to work closely with the Local General Partner and will continue to closely monitor property operations.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    February 14, 2001                 BOSTON FINANCIAL QUALIFIED HOUSING
                                               TAX CREDITS L.P. IV

                                         By:   Arch Street IV, Inc.,
                                               its Managing General Partner


                                               /s/Jenny Netzer
                                               ---------------------------------
                                               Jenny Netzer
                                               Managing Director and President