Form 10KSB
period 2001-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2001-06-29
CIK 845035

June 29, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Form 10-KSB Annual Report for Year Ended March 31, 2001
       File Number 0-19765


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

For the fiscal year ended   March 31, 2001
                         ---------------------------------------

                                       OR

[   ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------------------

      Commission file number 0-19765

 Boston Financial Qualified Housing Tax Credits L.P. IV
--------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

  Massachusetts                              04-3044617
--------------------------------             ---------------
(State  or other  jurisdiction of           (I.R.S.Employer
 incorporation or organization)               Identification No.)


        101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------------------       -------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
                                                   --------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
        Title of each class                               which registered
        -------------------                            -------------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                     $67,653,000 as of March 31, 2001
                     --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:
(2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                        Part of Report on
                                                       Form 10-KSB into
                                                      Which the Document
Documents incorporated by reference                        is Incorporated
-----------------------------------                   -------------------------

Post-effective Amendments No. 1 through 3 to the
  Registration Statement, File # 33-26394                 Part I, Item 1

Acquisition Reports                                       Part I, Item 1

Prospectus - Sections Entitled:

  "Investment Objectives and Policies -
     Principal Investment Policies                        Part I, Item 1

  "Estimated Use of Proceeds"                             Part III, Item 12

  "Management Compensation and Fees"                      Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                              Part III, Item 12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


PART I                                                             Page No.
------                                                             --------

   Item  1    Business                                               K-3
   Item  2    Properties                                             K-6
   Item  3    Legal Proceedings                                      K-13
   Item  4    Submission of Matters to a
              Vote of Security Holders                               K-14

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                    K-14
   Item  6    Management's Discussion and Analysis of
              Financial Condition and Results of Operations          K-14
   Item  7    Financial Statements and Supplementary Data            K-18
   Item  8    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                 K-18


PART III

   Item  9    Directors and Executive Officers
              of the Registrant                                      K-19
   Item  10   Management Remuneration                                K-20
   Item  11   Security Ownership of Certain Beneficial
              Owners and Management                                  K-20
   Item  12   Certain Relationships and Related
              Transactions                                           K-20
   Item  13   Exhibits and Reports on Form 8-K                       K-22


SIGNATURES                                                           K-23
----------

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

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus and collected in three post-effective amendments to the Registration Statement (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
                                   (Unaudited)

   Properties Owned by Local
      Limited Partnerships                                         Date Interest
                                               Location               Acquired
  -----------------------------          ---------------------      ------------

     Brookscrossing                      Atlanta, GA                 06/30/89
     Dorsett                             Philadelphia, PA            10/20/89
     Willow Ridge                        Prescott, AZ                08/28/89
     Town House                          Allentown, PA               12/26/89
     Lancaster House North               Lancaster, PA               03/13/89
     Sencit Towne House                  Shillington, PA             12/26/89
     Pinewood Terrace (1)                Rusk, TX                    12/27/89
     Justin Place (1)                    Justin, TX                  12/27/89
     Grandview (1)                       Grandview, TX               12/27/89
     Hampton Lane                        Buena Vista, GA             12/20/89
     Audobon (1)                         Boston, MA                  12/22/89
     Bent Tree (1)                       Jackson, TX                 12/27/89
     Royal Crest (1)                     Bowie, TX                   12/27/89
     Nocona Terrace (1)                  Nocona, TX                  12/27/89
     Pine Manor (1)                      Jacksboro, TX               12/27/89
     Hilltop (1)                         Rhome, TX                   12/27/89
     Valley View (1)                     Valley View, TX             12/27/89
     Bentley Court                       Columbia, SC                12/26/89
     Orocovix IV                         Orocovix, PR                12/30/89
     Leawood Manor*                      Leawood, KS                 12/29/89
     Pecan Hill (1)                      Bryson, TX                  12/28/89
     Carolina Woods                      Greensboro, NC              01/31/90
     Mayfair Mansions                    Washington, DC              03/21/90
     Oakview Square                      Chesterfield, MI            03/22/89
     Whitehills II                       Howell, MI                  04/21/90
     Orchard View                        Gobles, MI                  04/29/90
     Lakeside Square                     Chicago, IL                 05/17/90
     Lincoln Green                       Old Town, ME                03/21/90
     Brown Kaplan (1)                    Boston, MA                  07/01/90
     Green Tree Village                  Greenville, GA              07/06/90
     Canfield Crossing                   Milan, MI                   08/20/90
     Findlay Market (1)                  Cincinnati, OH              08/15/90
     Seagraves (1)                       Seagraves, TX               11/28/90
     West Pine                           Findlay, PA                 12/31/90
     BK Apartments                       Jamestown, ND               12/01/90
     46th & Vincennes                    Chicago, IL                 03/29/91
     Gateway Village Garden (1)          Azle, TX                    06/24/91

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Leawood Manor which is 89%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(1)  The Partnership no longer has an interest in this Local Limited
     Partnership.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2001, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General
Partners  accounting  for  the  specified   percentage  of  the  capital
contributions to Local Limited Partnerships: Sencit Townhouse L.P., Allentown Townehouse, L.P. and Prince Street Ltd., representing 12.83%, have AIMCO Properties as Local General Partner; Greentree Village L.P. and Buena Vista Properties L.P., representing 0.69%, have Boyd Management, Inc. as Local General Partner; and Whitehills Apartments Co., L.P., Milan Apartments Co., L.P. and Gobles LDHA, L.P., representing 1.29%, have First Centrum as
Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street IV Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in
Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-two Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor and BK Associates, which are 89% and 49.5%, respectively.

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

The schedule on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.




                                                             Capital Contributions
                                                            Total       Total Paid     Mtge. Loans
Local Limited Partnership              Number of        Committed at      through      payable at                      Occupancy at
Property Name                         Apt. Units       March 31, 2001    March 31,     December 31,      Type of     March 31, 2001
Property Location                                                          2001           2000          Subsidy
------------------------------------- ------------     --------------- ------------   --------------  -----------   ---------------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                              224           $3,363,776      $3,363,776     $5,843,143         None               97%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                             134            2,125,000       2,125,000      2,997,955         None               98%

Leawood Associates, L.P.
   A Limited Partnership
Leawood Manor
Leawood, KS                              254            7,497,810       7,497,810      8,179,292         None               91%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA                          58            2,482,107       2,482,107      1,944,268       Section 8            97%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                            160            1,589,403       1,589,403      6,331,682       Section 8           100%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                            201            1,996,687       1,996,687      7,544,327       Section 8            98%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                          201            1,996,687       1,996,687      5,628,720       Section 8            99%





                                                            Capital Contributions
                                                            Total       Total Paid     Mtge. Loans
Local Limited Partnership              Number of        Committed at      through      payable at                      Occupancy at
Property Name                         Apt. Units       March 31, 2001    March 31,    December 31,      Type of       March 31, 2001
Property Location                                                          2001           2000          Subsidy*
------------------------------------- ------------     ----------------------------- ----------------  -----------   ---------------

East Rusk Housing Associates, LTD (1)
Pinewood Terrace Apartments
Rusk, TX

Gateway Housing Associates, LTD (1)
Gateway Village Garden Apts.
Azle, TX

Justin Housing Associates, LTD (1)
Justin Place
Justin, TX

Grandview Housing Associates, LTD (1)
Grandview
Grandview, TX

Buena Vista Limited Partnership
Hampton Lane (Buena Vista)
Buena Vista, GA                           24              153,474         153,474        712,301         None               75%

Audobon Group, L.P.
A Massachusetts Limited Partnership(1
Audobon
Boston, MA

Bent Tree Housing Associates (1)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (1)
Royal Crest (Bowie)
Bowie, TX




                                                          Capital Contributions
                                                         Total        Total Paid     Mtge. Loans
Local Limited Partnership              Number of     Committed at       through      payable at                       Occupancy at
Property Name                         Apt. Units    March 31, 2001     March 31,    December 31,      Type of         March 31, 2001
Property Location                                                        2001           2000          Subsidy*
------------------------------------- ------------  ---------------- -------------- ---------------   ----------     ---------------

Nocona Terrace Housing
   Associates, LTD (1)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (1)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (1)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LT(1)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                             273         5,000,000        5,000,000      6,799,648         None               79%

Bryson Housing Associates, LTD (1)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                              40           361,444          361,444      1,635,211         FmHA              100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                            48         1,000,000        1,000,000      1,019,283         None               98%







                                                         Capital Contributions
                                                         Total        Total Paid     Mtge. Loans
Local Limited Partnership              Number of     Committed at       through      payable at                       Occupancy at
Property Name                         Apt. Units    March 31, 2001     March 31,    December 31,      Type of         March 31, 2001
Property Location                                                        2001           2000          Subsidy*
------------------------------------- ------------  ---------------- -------------- ---------------   ----------     ---------------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                           569         4,250,000        4,250,000     18,973,475        Section 8            98%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI                         192         5,299,652        5,299,652      5,915,142         None               98%

Whitehills II Apartments Company
   Limited Partnership
Whitehills II
Howell, MI                                24           169,276          169,276        749,565         FmHA              100%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                                24           162,022          162,022        733,347         FmHA              100%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                              308         3,978,813        3,978,813      5,605,237        Section 8            98%

Lincoln Green Associates, A Limited
   Partnership
Lincoln Green
Old Towne, ME                             30           352,575          352,575      1,638,704        Section 8           100%

Brown Kaplan Limited Partnership (1)
Brown Kaplan
Boston, MA




                                                          Capital Contributions
                                                         Total        Total Paid     Mtge. Loans
Local Limited Partnership              Number of     committed at       through      payable at                       Occupancy at
Property Name                         Apt. Units    March 31, 2001     March 31,    December 31,      Type of         March 31, 2001
Property Location                                                        2001           2000          Subsidy*
------------------------------------- ------------  ---------------- -------------- ---------------   ----------     ---------------

Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                            24           145,437          145,437        653,881         FmHA               92%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                                 32           230,500          230,500      1,010,022         FmHA              100%

Findlay Market Limited Partnership(1)
Findlay Market
Cincinnati, OH

Seagraves Housing Associates, LTD.(1)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                               38           313,445          313,445      1,666,393         FmHA               92%

B-K Apartments Limited Partnership
BK Apartments
Jamestowne, ND                            48           290,000          290,000        809,583        Section 8            81%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                               28           751,120          751,120      1,381,069        Section 8            79%
                                      ------      ------------       ----------     ----------
                                       2,934      $ 43,509,228     $ 43,509,228   $ 87,772,248
                                      ======      ============      ==========      =========

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

(1)       The Partnerships no longer has an interest in this Local Limited
          Partnership.

Three Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. The first is Leawood Associates, L.P. , A Limited Partnership ("Leawood Manor"). Leawood Manor, representing 17.23% of the total capital contributions to Local Limited Partnerships, is a 254-unit apartment complex located in Leawood, Kansas. Leawood Manor is financed by a first mortgage at an annual rate of 6.66% with monthly installments of $53,659 of principal and interest. The mortgage matures on February 1, 2009.

The second Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnerships is Oakview Square Limited Partnership A Michigan Limited Partnership ("Oakview Square"). Oakview Square, representing 12.18% of the total capital contributions to Local Limited Partnerships, is a 192-unit apartment complex located in Chesterfield, Michigan. Oakview Square is financed by a first mortgage loan at 9.75% interest and a 35 year term with monthly installments of approximately $52,100. The loan matures in April 2010.

The third Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnerships is Bentley Court II Limited Partnership ("Bentley Court"). Bentley Court, representing 11.49% of the total capital contributions to Local Limited Partnerships, is a 273 unit apartment complex located in Columbia, South Carolina. Bentley Court is financed by a first mortgage loan at 8.5% interest with monthly installment of $52,129. The loan matures in August 2031.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

As previously reported, Audobon Apartments located in Boston, Massachusetts, and Brown Kaplan located in Dorchester, Massachusetts, are operated below break-even. Both Properties previously received a material amount of income subsidies through the State Housing Assistance Rental Program (SHARP). As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency
(MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

 As a result of the existing operating deficits, Audobon Apartments was foreclosed on March 30, 2000. Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that ultimately transferred the Partnership's interest in the Property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. Effective December 5, 2000, the Managing General Partner excercised its right to transfer the Partnership's remaining interest in the Property to the Local General Partner.

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Further, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and has findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's tax credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of tax credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant tax credit recapture and/or credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, Management has decided reduce the Partnership's investment in Bentley Court to zero.

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds should be sufficient to cover the cost to rebuild both buildings. Construction has commenced and the Managing General Partner believes that the units will be ready for occupancy by the fall, 2001. In the interim, the vacancy of the two buildings will cause the Property to operate at a deficit.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partners of Bentley Court alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership. The Partnership had previously advanced approximately $596,000 to the Local Limited Partnership for costs and expenses related to the Property. The Partnership will hold the difference between the funds received and the advances until such time as all matters regarding the Property have been resolved.

 The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

As of June 18, 2001, there were 3,796 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2001 and 2000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Liquidity and capital resources

The Partnership had an increase in cash and cash equivalents of $331,046 from $87,187 at March 31, 2000 to $418,233 at March 31, 2001. The increase is mainly attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. The increase is partially offset by cash used for operations and advances to Local Limited Partnerships.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,372,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $1,355,000 of operating funds to replenish Reserves. At March 31, 2001, approximately $944,000 of cash, cash equivalents and marketable securities has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. The Partnership has advanced approximately $1,457,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made in the years ended March 31, 2001 or 2000. It is not expected that cash available for distribution, if any, will be significant during the 2001 calendar year. Based on the results of 2000 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2001 versus 2000

The Partnerships results of operations for the fiscal year ended March 31, 2001 resulted in a net loss of $2,106,368 as compared to a net loss of $20,962 for the same period in 2000. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships, an increase in provision for valuation of investments in Local Limited Partnerships and an increase in general and administrartive expenses. The increase in equity in losses of Local Limited Partnerships is primarily due to the general partner of one Local Limited Partnership forgiving $2,482,000 of debt for a developer fee payable during the year ended March 31, 2000, partially offset by an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity losses and cumulative distributions exceeded its total investment in those partnerships. The increase in provision for valuation of investments in Local Limited Partnerships is due to a reserve being setup for investments in Local Limited Partnerships. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

Low-income housing tax credits

The 2001 and 2000 Tax Credits per Unit were $48.33 and $115.56, respectively, for individual investors. The 2001 and 2000 Tax Credits per Unit were $50.15 and $118.23 respectively, for corporate investors. The Tax credits per limited partner stabilized in 1992. The credits have begun to decrease significantly as several Properties are reaching the end of the ten year credit period. However, because the Tax Credit compliance periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investment for the foreseeable future.

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

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in 22 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of the Partnership's interest in certain Local Limited Partnerships. The following Property discussions focus only on such properties.

As previously reported, Audobon Apartments located in Boston, Massachusetts, and Brown Kaplan located in Dorchester, Massachusetts, are operated below break-even. Both Properties previously received a material amount of income subsidies through the State Housing Assistance Rental Program (SHARP). As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency
(MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

As a result of the existing operating deficits, Audobon Apartments was foreclosed on March 30, 2000. Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that ultimately transferred the Partnership's interest in the Property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. Effective December 5, 2000, the Managing General Partner excercised its right to transfer the Partnership's remaining interest in the Property to the Local General Partner.

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Further, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and has findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's tax credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of tax credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant tax credit recapture and/or credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, Management has decided to write down the Partnership's investment in Bentley Court to zero.

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds should be sufficient to cover the cost to rebuild both buildings. Construction has commenced and the Managing General Partner believes that the units will be ready for occupancy by the fall, 2001. In the interim, the vacancy of the two buildings will cause the Property to operate at a deficit.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partners of Bentley Court alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership. The Partnership had previously advanced approximately $596,000 to the Local Limited Partnership for costs and expenses related to the Property. The Partnership will hold the difference between the funds received and the advances until such time as all matters regarding the Property have been resolved.

The Local General Partner of Buena Vista, located in Buena Vista, Georgia, and Greentree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnership to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships. Currently, Greentree Village operates above break-even and has high occupancy. However, due to a soft market, Buena Vista has low occupancy and operates below break-even.

BK Apartments, located in Jamestown, North Dakota, continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the Property's long term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. It is likely that the Managing General Partner will transfer the Partnership's remaining interest at that time. The Partnership will retain its full share of the Property's tax credits, which expire in 2001, until such time as the remaining interest is put to the new Local General Partner. In addition, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired. The Property currently operates below break-even and the deficit has been funded by the new Local General Partner.

Although the neighborhood of 46 & Vincennes, located in Chicago, Illinois, improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continue to be an issue. In addition, despite HUD's approval for a refinancing of the Property in January 2000, the Property does not generate enough cash flow to meet debt service. The Managing General Partner continues to work closely with the Local General Partner and will continue to closely monitor Property operations.

As previously reported, negotiations among the Managing General Partner, lender and prospective buyer for Gateway Village continued and resulted in the transfer of Gateway Village in May, 1999. For 1999 tax purposes, the transfer event of Gateway Village resulted in both Section 1231 Gain and cancellation of indebtedness income, in addition to credit recapture of approximately $2.40 per unit.

During 1994, the Local General Partner of Dorsett located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit at the property and is taking the position that the Property is subject to tax credit recapture due to potential non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. However, in the opinion of the Managing General Partner, there is a substantial risk that the Dorsett Partnership will suffer significant tax credit recapture or tax credit disallowance. However, it is not possible to quantify the risk at this time.

The Managing General Partner is negotiating a transfer of the Local General Partner interest in West Pine, located in Imperial, Pennsylvania, to the Allegheny County Housing Authority ("ACHA"). The ACHA has informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Property, pending their assumption of the Local General Partner interest. Should ACHA assume the Local General Partner interest, it is likely that the Managing General Partner would negotiate an agreement that would ultimately transfer the Partnership's interest in the property to ACHA. West Pine will generate its final year of tax credits during 2001.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2001 and 2000.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The Managing General Partner of the Partnership is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in December 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                              Position

Jenny Netzer              Principal, Head of Housing and Community Investment
Michael H. Gladstone      Principal, Member, Legal
Lauren M. Guillette       Principal, Member, Legal

The other General Partner of the Partnership is Arch Street IV Limited Partnership, a Massachusetts Limited Partnership ("Arch Street IV L.P.") that was organized in December 1988. Arch Street VIII, Inc. is the managing general partner of Arch Street IV L.P.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this Report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 45, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and
Cornell University (J.D. & MBA).

Lauren M. Guillette, age 36, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).


Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street IV L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2001, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

                   Amount
 Title of      Name and Address of    Beneficially
   Class         Beneficial Owner         Owned      Percent of Class
----------   ------------------------------------------------------------

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

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street IV L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possess a right to acquire beneficial ownership of Units.

There is no arrangement in existence, to the Partnership's knowledge, that would result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference. In addition, an affiliate of the Managing General Partner serves as property management agent for the properties owned by Leawood Associates, L.P. A Limited Partnership, Oakview Square, L.P. A Michigan Limited Partnership, Whitehills II Apartments Company, L.P.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2001 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partner are to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. From inception through March 31, 2001, $8,351,601 of organization and offering fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.5% of the gross offering proceeds. No payment were made or expenses reimbursed in each of two years ended March 31, 2001.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.5% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling $5,080,756 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2001.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $7,885 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Fees earned in each of the two years ended March 31, 2001 are as follows:

                                                2001             2000
                                            -------------     -------------

  Asset management fees                  $     184,640     $     182,041

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2001 are as follows:

                                                2001              2000
                                          -------------     -------------
     Salaries and benefits expense
      reimbursements                     $     241,509     $     136,918






Property management fees

An affiliate of the Managing General Partner is the management agent for one Local Limited Partnership during the year ended December 31, 2000 and five Local Limited Partnerships during the year ended December 31, 1999. The Property Management Fee charged is generally 5% of the properties' gross revenues. Fees charged in each of the two years ended December 31, 2000 are as follows:

                                                  2000              1999
                                            -------------     -------------

     Property management fees               $      89,697     $     165,894

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street IV Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in any of the two years ended March 31, 2001.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2001 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits and Reports on Form 8-K

(a)    Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:
       No Reports on Form 8-K were filed during the year ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street VIII, Inc.
         its Managing General Partner



     By:   /s/Jenny Netzer                         Date:    June  29, 2001
           ---------------------------------------   -----------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                 Date:    June  29 , 2001
           -------------------------------          -------------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone         Date:   June   29 , 2001
           -----------------------------           ----------------
           Michael H. Gladstone
           Director

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2001
                                      Index



                                                                       Page No.

Report of Independent Accountants
     For the years ended March 31, 2001 and 2000                          F-2

Financial Statements

  Balance Sheet - March 31, 2001                                          F-3

  Statements of Operations - For the years ended
     March 31, 2001 and 2000                                              F-4

  Statements of Changes in Partners' Equity -
     For the years ended March 31, 2001 and 2000                          F-5

  Statements of Cash Flows - For the years ended
     March 31, 2001 and 2000                                              F-6

  Notes to the Financial Statements                                       F-7

                        Report of Independent Accountants



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV:
(A Limited Partnership)


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. IV (A Limited Partnership) (the "Partnership") as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $15,092,944 at March 31, 2001, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(596,865) and $1,022,398 for the years ended March 31, 2001 and 2000, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
June 27, 2001
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2001




Assets

Cash and cash equivalents                                       $     418,233
Marketable securities, at fair value (Note 3)                         616,257
Investments in Local Limited Partnerships, net (Note 4)            15,092,944
Other assets                                                            8,885
                                                                -------------
   Total Assets                                                 $  16,136,319
                                                                =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                         $     715,042
Accrued expenses                                                       99,222
                                                                -------------
   Total Liabilities                                                  814,264
                                                                -------------

General, Initial and Investor Limited Partners' Equity             15,314,481
Net unrealized gains on marketable securities                           7,574
                                                                -------------
   Total Partners' Equity                                          15,322,055
                                                                -------------
   Total Liabilities and Partners' Equity                       $  16,136,319
                                                                =============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000




                                                                              2001               2000
                                                                         -------------       -------------
Revenue:
   Investment                                                            $      55,433       $      51,963
   Other                                                                       123,398              90,325
                                                                         -------------       -------------
     Total Revenue                                                             178,831             142,288
                                                                         -------------       -------------

Expenses:
   Asset management fees, affiliate  (Note 5)                                  184,640             182,041
   General and administrative (includes reimbursements
    to affiliate in the amounts of  $241,509 and $136,918,
    respectively) (Note 5)                                                     420,732             350,609
   Provision for valuation of investments in Local
     Limited Partnerships (Note 4)                                           1,017,359             587,395
   Amortization                                                                 65,603              65,603
                                                                         -------------       -------------
     Total Expenses                                                          1,688,334           1,185,648
                                                                         -------------       -------------

Loss before equity in income (losses) of Local Limited
   Partnerships                                                             (1,509,503)         (1,043,360)

Equity in income (losses) of Local Limited
   Partnerships (Note 4)                                                      (596,865)          1,022,398
                                                                         -------------       -------------


Net Loss                                                                 $  (2,106,368)      $     (20,962)
                                                                         =============       =============

Net Loss allocated:
   General Partners                                                      $     (21,064)      $        (210)
   Limited Partners                                                         (2,085,304)            (20,752)
                                                                         -------------       -------------
                                                                         $  (2,106,368)      $     (20,962)
                                                                         =============       =============

Net Loss per Limited Partnership
Unit (68,043 Units)                                                      $      (30.65)      $       (0.30)
                                                                         =============       =============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2001 and 2000


                                                                                            Net
                                                           Initial       Investor        Unrealized
                                           General         Limited       Limited           Gains
                                           Partners        Partners      Partners        (Losses)         Total
                                           ---------     -----------     --------     ---------------    --------------


Balance at March 31, 1999                 $  (416,668)   $   5,000     $  17,853,479    $     3,473    $   17,445,284
                                           -----------    ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                             -            -                 -         (7,464)           (7,464)
   Net Loss                                      (210)           -           (20,752)             -           (20,962)
                                           -----------    ---------     -------------    -----------    --------------
Comprehensive Loss                               (210)           -           (20,752)        (7,464)          (28,426)
                                           -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2000                    (416,878)       5,000        17,832,727         (3,991)       17,416,858
                                           -----------    ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                            -            -                 -         11,565            11,565
   Net Loss                                  (21,064)           -        (2,085,304)             -        (2,106,368)
                                          -----------    ---------     -------------    -----------    --------------
Comprehensive Income (Loss)                  (21,064)           -        (2,085,304)        11,565        (2,094,803)
                                          -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2001               $   (437,942)   $   5,000     $  15,747,423    $     7,574    $   15,322,055
                                          ===========    =========     =============    ===========    ==============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2001 and 2000




                                                                            2001             2000
                                                                       ------------      ------------
Cash flows from operating activities
   Net Loss                                                            $ (2,106,368)     $    (20,962)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in (income) losses of Local Limited
       Partnerships                                                         596,865        (1,022,398)
     Provision for valuation of investments in Local
       Limited Partnerships                                               1,017,359           587,395
     Amortization                                                            65,603            65,603
     Gain on sales and maturities of marketable securities, net              (3,170)             (334)
     Cash distributions included in net loss                               (118,913)          (83,034)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                          (2,361)             (237)
       Accounts payable to affiliates                                       426,149           (45,224)
       Accrued expenses                                                      27,922           217,353
                                                                       ------------      ------------
   Net cash used for operating activities                                   (96,914)         (301,838)
                                                                       ------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities                                      (721,608)         (498,861)
   Proceeds from sales and maturities
     of marketable securities                                               843,417           472,042
   Cash distributions received from Local
     Limited Partnerships                                                   531,571           368,111
   Advances to Local Limited Partnerships                                  (225,420)         (195,339)
                                                                       ------------      ------------
Net cash provided by investing activities                                   427,960           145,953
                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                        331,046          (155,885)

Cash and cash equivalents, beginning                                         87,187           243,072
                                                                       ------------      ------------

Cash and cash equivalents, ending                                      $    418,233      $     87,187
                                                                       ============      ============



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

Under the terms of the Partnership Agreement, the Partnership originally designated 4% of the gross proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2001, the Managing General Partner has designated approximately $944,000 of cash, cash equivalents and marketable securities as such Reserves.

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

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


2.   Significant Accounting Policies (continued)
     ------------------------------------------

Investments in Local Limited Partnerships (continued)
----------------------------------------------------

Partnerships beyond its investment, therefore the Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships included in the accompanying financial statements is as of December 31, 2000 and 1999.

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


2.   Significant Accounting Policies (continued)
     ------------------------------------------

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized    Unrealized         Fair
                                                    Cost             Gains        Losses          Value
                                                 -----------     ----------      --------      -----------
     Debt securities issued by the
       US Treasury and other US
       government corporations
       and agencies                              $   572,082     $    6,605     $      -      $   578,687

     Mortgage backed securities                       36,601            969            -           37,570
                                                 -----------     ----------     --------      -----------

     Marketable securities
       at March 31, 2001                         $   608,683     $    7,574     $      -      $   616,257
                                                 ===========     ==========     ========      ===========


The contractual maturities at March 31, 2001 are as follows:
                                                                   Fair
                                                  Cost             Value
                                              -----------       -----------

     Due in less than one year                 $  272,550       $   275,766
     Due in one to five years                     299,532           302,921
     Mortgage backed securities                    36,601            37,570
                                              -----------       -----------
                                              $   608,683       $   616,257
                                              ===========       ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $43,000 and $220,000 during the years ended March 31, 2001 and 2000, respectively. Proceeds from the maturities of marketable securities were approximately $800,000 and $252,000 during the years ended March 31, 2001 and 2000, respectively. Included in investment income are gross gains of $3,170 and $490 and gross losses of $0 and $156 that were realized on the sales during the years ended March 31, 2001 and 2000, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-two Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  44,106,696

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,420,681)                                                          (25,108,393)
Cumulative cash distributions received from Local Limited Partnerships                          (3,061,435)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustment                                     15,936,868

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Accumulated amortization of acquisition fees and expenses                                      (973,707)
                                                                                             -------------

Investments in Local Limited Partnerships before reserve for valuation                          18,576,998

Reserve for valuation of investments in Local Limited Partnerships                              (3,484,054)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  15,092,944
                                                                                             =============

The Partnership has provided a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the year ended March 31, 2001, the Partnership advanced $225,420 to certain Local Limited Partnerships to fund operating short-falls, all of which was reserved.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

Summarized financial information as of December 31, 2000 and 1999 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31, 2000

                                                                                2000              1999
                                                                         ---------------     ---------------
Assets:
   Investment property, net                                              $    99,715,250     $   110,904,607
   Other assets                                                               13,816,104          16,051,265
                                                                         ---------------     ---------------
       Total Assets                                                      $   113,531,354     $   126,955,872
                                                                         ===============     ===============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                $    87,772,248     $   100,474,567
   Other liabilities                                                          12,928,424          16,575,105
                                                                         ---------------     ---------------
       Total Liabilities                                                     100,700,672         117,049,672
                                                                         ---------------     ---------------

Partners' Equity:
   Partnership's equity                                                        7,990,541           4,604,852
   Other partners' equity                                                      4,840,141           5,301,348
                                                                         ---------------     ---------------
       Total Partners' Equity                                                 12,830,682           9,906,200
                                                                         ---------------     ---------------
         Total Liabilities and Partners' Equity                          $   113,531,354     $   126,955,872
                                                                         ===============     ===============

Summarized Income Statements - for the years ended December 31, 2000
---------------------------------------------------------------

Rental and other revenue                                                 $    22,305,654     $    24,797,177
                                                                         ---------------     ---------------
Expenses:
   Operating expenses                                                         12,514,097          12,314,883
   Interest expense                                                            6,802,045           7,372,627
   Depreciation and amortization                                               5,428,756           5,490,211
                                                                         ---------------     ---------------
       Total Expenses                                                         24,744,898          25,177,721
                                                                         ---------------     ---------------
Net Loss                                                                 $    (2,439,244)    $      (380,544)
                                                                         ===============     =============== =

Partnership's share of Net Loss (1999 includes adjustments from
   prior years)                                                          $    (2,440,203)    $    (1,449,170)
                                                                         ===============     =============== =
Other partners' share of Net Loss                                        $           959     $       697,304
                                                                         ===============     ===============       =

For the fiscal years ended March 31, 2001 and 2000, the Partnership has not recognized $1,843,338 and $2,471,568, respectively, of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $7,990,541 differs from the Partnership's investment in Local Limited Partnerships before adjustment of $15,936,868 primarily because of unrecognized losses as described above and advances made to Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives $7,885 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $184,640 and $182,041 for the years ended March 31, 2001 and 2000, respectively. At March 31, 2001, payables to an affiliate of the Managing General Partner relating to the aforementioned fees and expenses total $417,083.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2001 and 2000 is $241,509 and $136,918, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 2001, $297,959 were payable to an affiliate of the Managing General Partner.

During the year ended March 31, 2001, affiliate of the Managing General Partner managed one Property in which the Partnership invested. The property management fee charged is 5% of the Property's gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $89,697 of fees earned by this affiliate for the year ended December 31, 2000.

During the year ended March 31, 2000, affiliates of the Managing General Partner managed five Properties in which the Partnership invested. The property management fee charged was generally 5% of the Property's gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the financial statements is $165,894 of fees earned by this affiliated for the year ended December 31, 1999.

6.       Litigation

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Further, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and has findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's tax credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of tax credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant tax credit recapture and/or credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, Management has decided to write down the Partnership's investment in Bentley Court to zero.

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds should be sufficient to cover the cost to rebuild both buildings. Construction has commenced and the Managing General Partner believes that the units will be ready for occupancy by the fall, 2001. In the interim, the vacancy of the two buildings will cause the Property to operate at a deficit.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partners of Bentley Court alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership. The Partnership had previously advanced approximately $596,000 to the Local Limited Partnership for costs and expenses related to the Property. The Partnership will hold the difference between the funds received and the advances until such time as all matters regarding the Property have been resolved.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


7.   Transfer and Liquidation of Interests in Local Limited Partnerships

On May 27, 1999, the Managing General Partner transferred Gateway Village to an unaffiliated entity.

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

8.   Federal Income Taxes
     ---------------------

  The following schedule reconciles the reporting financial statement net loss for the fiscal years ended March 31, 2001 and 2000 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2000 and 1999:

                                                                                    2001              2000
                                                                                -------------    -------------
Net Loss per financial statements                                               $  (2,106,368)   $     (20,962)

Adjustment for equity in losses of Local Limited Partnerships for financial reporting purposes in excess of equity in losses for
   tax purposes                                                                     2,214,161        1,184,505

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                    (1,843,338)      (2,471,568)

Adjustment to reflect March 31 fiscal year end to December 31 tax year end             48,661           62,556

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                  1,011,559          724,184

Write-off of investment in Local Limited Partnerships for tax purposes               (238,466)               -

Amortization not deductible for tax purposes                                           65,603           65,603

Related party expenses for financial reporting (tax) purposes
   in excess of related party expenses for tax (financial reporting) purposes        (185,131)         186,675

Cash distributions included in net loss for financial  reporting purposes            (118,092)         (83,035)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (1,151,411)   $    (352,042)
                                                                                =============    =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)



8.   Federal Income Taxes (continued)
     -------------------------------

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:


                                                       Financial           Tax
                                                       Reporting           Reporting
                                                        Purposes            Purposes         Differences

Investments in Local Limited Partnerships           $   15,092,944       $  11,177,683      $   3,915,261
                                                    ==============       =============      =============
Other assets                                        $    1,043,375       $   9,794,309      $  (8,750,934)
                                                    ==============       =============      =============
Liabilities                                         $      814,264       $     671,160      $     143,104
                                                    ==============       =============      =============


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the Partnership has not recognized approximately $7,421,000 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a reserve for valuation of approximately $3,484,054 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $974,000 of amortization has been deducted for financial reporting purposes only; and (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes but are charged to Limited Partners' equity for financial reporting purposes.