Form 10QSB
period 2001-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2001-08-14
CIK 845035

August 14, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended June 30, 2001
       File Number 0-19765

Dear Sir/Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith a copy of subject report.


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

For the quarterly period ended             June 30, 2001
                                       ----------------------------------------

                                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------      ----------------------

                         Commission file number 0-19765
                                                ---------
             Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Massachusetts                                               04-3044617
----------------------------------------                   --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 101 Arch Street, Boston, Massachusetts                            02110-1106
-----------------------------------------------------  ------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                      Page No.
------------------------------                                      --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2001                      1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2001 and 2000                          2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2001       3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2001 and 2000                    4

         Notes to the Financial Statements (Unaudited)                  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7

PART II - OTHER INFORMATION

Items 1-6                                                              10

SIGNATURE                                                              11

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $      736,595
Marketable securities, at fair value                                                             532,158
Restricted cash (Note 2)                                                                          42,405
Investments in Local Limited Partnerships, net (Note 1)                                       14,934,352
Other assets                                                                                      11,368
                                                                                          --------------
     Total Assets                                                                         $   16,256,878
                                                                                          ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                            $      460,838
Deferred asset (Note 2)                                                                           42,405
Accrued expenses                                                                                 103,769
                                                                                          --------------
Total Liabilities                                                                                607,012
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                        15,644,385
Net unrealized gains on marketable securities                                                      5,481
                                                                                          --------------
Total Partners' Equity                                                                        15,649,866
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   16,256,878
                                                                                          ==============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                              2001                 2000
                                                                         -------------         -------------
Revenue:
   Investment                                                            $      16,755         $      13,314
   Bad debt recovery (Note 1)                                                  495,200                     -
   Other                                                                         2,420               119,552
                                                                         -------------         -------------
     Total Revenue                                                             514,375               132,866
                                                                         -------------         -------------

Expenses:
   Asset management fees, affiliate                                             39,427                45,776
   General and administrative (includes reimbursements
     to affiliate in the amounts of $54,328 and
     $38,460, respectively)                                                     79,620                69,445
   Provision for valuation of investments in
     Local Limited Partnerships                                                      -                58,429
   Amortization                                                                 16,401                16,401
                                                                         -------------         -------------
     Total Expenses                                                            135,448               190,051
                                                                         -------------         -------------

Income (loss) before equity in losses of Local Limited
   Partnerships                                                                378,927               (57,185)

Equity in losses of Local Limited Partnerships (Note 1)                        (49,023)             (109,130)
                                                                         -------------         -------------

Net Income (Loss)                                                        $     329,904         $    (166,315)
                                                                         =============         =============

Net Income (Loss) allocated:
   General Partners                                                      $       3,299         $      (1,663)
   Limited Partners                                                            326,605              (164,652)
                                                                         -------------         -------------
                                                                         $     329,904         $    (166,315)
                                                                         =============         =============

Net Income (Loss) per Limited Partnership
   Unit (68,043 Units)                                                   $        4.80         $       (2.42)
                                                                         =============         =============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)



                                                     Initial          Investor         Net
                                     General         Limited           Limited     Unrealized
                                     Partners       Partners          Partners        Gains           Total
                                    ------------   -----------    --------------   -----------   -------------

Balance at March 31, 2001           $   (437,942)  $     5,000    $   15,747,423   $     7,574   $  15,322,055
                                    ------------   -----------    --------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -        (2,093)         (2,093)
   Net Income                             3,299              -           326,605             -         329,904
                                    -----------    -----------    --------------   -----------   -------------
Comprehensive Income (Loss)               3,299              -           326,605        (2,093)        327,811
                                    -----------    -----------    --------------   -----------   -------------

Balance at June 30, 2001            $  (434,643)   $     5,000    $   16,074,028   $     5,481   $  15,649,866
                                    ===========    ===========    ==============   ===========   =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                2001                  2000
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (311,564)        $     (28,389)
Net cash provided by investing activities                                        629,926                 2,650
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                             318,362               (25,739)

Cash and cash equivalents, beginning                                             418,233                87,187
                                                                           -------------         -------------
Cash and cash equivalents, ending                                          $     736,595         $      61,448
                                                                           =============         =============




                 The accompanying notes are an integral part of
                          these financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships of which the Partnership has a limited partnership interest on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2001 and 2000.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  43,611,496

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,771,750)                                                          (25,157,416)

Cumulative cash distributions received from Local Limited Partnerships                          (3,154,603)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustment                                     15,299,477

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Accumulated amortization of acquisition fees and expenses                                      (990,108)
                                                                                             -------------

Investments in Local Limited Partnerships before reserve for valuation                          17,923,206

Reserve for valuation of investments in Local Limited Partnerships                              (2,988,854)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  14,934,352
                                                                                             =============

The Partnership has provided a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the three months ended June 30, 2001, the Partnership advanced $102,270 to certain Local Limited Partnerships to fund operating short-falls, all of which was reserved. In addition, a Local Limited Partnership reimbursed the Partnership $597,470 of advances from previous years, of all which had been previously reserved for.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2001 is $400,092. For the three months ended June 30, 2001, the Partnership has not recognized $351,069 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Litigation

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Further, an IRS audit of the 1993 tax return for the property questioned the treatment of certain items and has findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant Tax Credit recapture and/or Credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, Management has decided to fully reserve the Partnership's investment in Bentley Court.

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds should be sufficient to cover the cost to rebuild both buildings. Construction has commenced and the Managing General Partner believes that the units will be ready for occupancy by the fall 2001. In the interim, the vacancy of the two buildings will cause the Property to operate at a deficit.

On April 28, 2001, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership. The Partnership had funded advanced approximately $596,000 of costs and expenses related to its investment in the Property. The Partnership will hold the difference between the funds received and its costs and expenses until such time as all matters regarding the Property have been resolved.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2001, the Partnership had an increase in cash and cash equivalents of $318,362 from $418,233 at March 31, 2001 to $736,595 at June 30, 2001. The
increase is mainly attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities, reimbursements of advances made to a Local Limited Partnership in previous years and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances to a Local Limited Partnership.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,375,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $635,000 of operating funds to replenish Reserves. At June 30, 2001, approximately $716,000 of cash and cash equivalents has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. The Partnership has advanced approximately $962,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the three months ended June 30, 2001 resulted in a net income of $329,904 as compared to a net loss of $166,315 for the same period in 2000. The change between years is primarily attributable to a recovery of bad debt of $597,470 for the reimbursement of advances made to one Local Limited Partnership in previous years. Equity in losses of Local Limited Partnerships decreased between years due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in 22 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of the Partnership's interest in certain Properties. The following Property discussion focuses only on such Properties.

The Local General Partner of Buena Vista, located in Buena Vista, Georgia, and Greentree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Properties have generated the majority of their total Tax Credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Properties.

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Further, an IRS audit of the 1993 tax return for the Property questioned the treatment of certain items and has findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant Tax Credit recapture and/or Credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, Management has decided to fully reserve the Partnership's investment in Bentley Court.

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds should be sufficient to cover the cost to rebuild both buildings. Construction has commenced the Managing General Partner believes that the units will be ready for occupancy by the Fall of 2001. In the interim, the vacancy of the two buildings will cause the Property to operate at a deficit.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership. The Partnership had previously funded approximately $596,000 of costs and expenses related to its investment in the Property. The Partnership will hold the difference between the funds received and its costs and expenses until such time as all matters regarding the Property have been resolved.

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

Although the neighborhood in which 46 & Vincennes (Chicago, Illinois) is located improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore, revenues, continues to be an issue. In addition, despite HUD's approval for a refinancing of the Property in January 2000, the Property does not generate enough cash flow to meet debt service. The Managing General Partner continues to work closely with the Local General Partner and will continue to closely monitor Property operations.

During 1994, the Local General Partner at the Dorsett (Philadelphia, Pennsylvania) transferred its interest in the Property. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. However, in the opinion of the Managing General Partner, there is a substantial risk that the Dorsett and the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time.

The Managing General Partner is negotiating a transfer of the Local General Partner interest in West Pine (Imperial, Pennsylvania) to the Allegheny County Housing Authority ("ACHA"). The ACHA has informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Property, pending their assumption of the Local General Partner interest. Should ACHA assume the Local General Partner interest, it is likely that the Managing General Partner would negotiate an agreement that would ultimately transfer the Partnership's interest in the Property to ACHA. West Pine will generate its final year of Tax Credits during 2001.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exits, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                  (a)      Exhibits - None

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2001                      BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. IV

                                       By:   Arch Street IV, Inc.,
                                             its Managing General Partner



                                             /s/Jenny Netzer
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment