Form 10QSB
period 2001-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2001-11-13
CIK 845035

November 14, 2001




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended September 30, 2001 File Number 0-19765

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

For the quarterly period ended       September 30, 2001
                              ------------------------------------------------
                                         OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                  to
                               ------------------    -----------------------
                         Commission file number 0-19765
                                                 ------

               Boston Financial Qualified Housing Tax Credits L.P. IV
----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


      Massachusetts                                  04-3044617
-----------------------------------             --------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)


  101 Arch Street, Boston, Massachusetts             02110-1106
-------------------------------------------    --------------------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2001                                          1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2001 and 2000                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2001                             3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2001 and 2000                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION

Items 1-6                                                                                       11

SIGNATURE                                                                                       12


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     705,555
Marketable securities, at fair value                                                                   435,941
Restricted cash (Note 2)                                                                                42,405
Investments in Local Limited Partnerships, net (Note 1)                                             14,645,456
Other assets                                                                                             5,256
                                                                                                 ---------------
     Total Assets                                                                                $  15,834,613
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $     541,742
Deferred asset (Note 2)                                                                                 42,405
Accrued expenses                                                                                        98,864
                                                                                                 ---------------
     Total Liabilities                                                                                 683,011
                                                                                                 ----------------

General, Initial and Investor Limited Partners' Equity                                              15,139,112
Net unrealized gains on marketable securities                                                           12,490
                                                                                                 -------------     -
     Total Partners' Equity                                                                         15,151,602
                                                                                                 -------------     -
     Total Liabilities and Partners' Equity                                                      $  15,834,613
                                                                                                 =============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                   Three Months Ended                    Six Months Ended
                                          September 30,       September 30,       September 30,September 30,
                                                 2001               2000               2001                2000
                                          --------------      --------------      --------------     ---------------
Revenue:
   Investment                             $       13,655      $       14,068      $       30,410     $        27,382
   Bad debt recovery (Note 1)                   (121,180)                  -             374,020                   -
   Other                                           1,884                 750               4,304             120,302
                                          --------------      --------------      --------------     ----------------
       Total Revenue                            (105,641)             14,818             408,734             147,684
                                          --------------      --------------      --------------     ---------------

Expenses:
   Asset management fees, affiliate               43,369              45,776              82,796              91,552
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $91,863 and $76,920 in 2001
     and 2000, respectively)                      67,367              98,147             146,987             167,592
   Provision for valuation of investments
     in Local Limited Partnerships                     -                   -                   -              58,429
   Amortization                                   16,401              16,401              32,802              32,802
                                          --------------      --------------      --------------     ---------------
       Total Expenses                            127,137             160,324             262,585             350,375
                                          --------------      --------------      --------------     ---------------

Income (Loss) before equity in income
  (loss) of Local Limited Partnerships          (232,778)           (145,506)            146,149            (202,691)
Equity in income (loss) of Local
  Limited Partnerships (Note 1)                 (272,495)             38,011            (321,518)            (71,119)
                                          --------------      --------------      --------------     ---------------
Net Loss                                  $     (505,273)     $     (107,495)     $     (175,369)    $      (273,810)
                                          ==============      ==============      ==============     ===============

Net Loss allocated:
   To General Partners                    $       (5,053)     $       (1,075)     $       (1,754)    $        (2,738)
   To Limited Partners                          (500,220)           (106,420)           (173,615)           (271,072)
                                          --------------      --------------      --------------     ---------------
                                          $     (505,273)     $     (107,495)     $     (175,369)    $      (273,810)
                                          ==============      ==============      ==============     ===============
Net Loss per Limited Partnership
   Unit (68,043 Units)                    $         (7.35)    $        (1.56)     $        (2.55)    $         (3.98)
                                          ===============     ==============      ==============     ===============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Six Months Ended September 30, 2001
                                   (Unaudited)





                                                         Initial       Investor          Net
                                        General          Limited        Limited      Unrealized
                                        Partners        Partners       Partners         Gains          Total
                                      -------------  -------------    ------------  -------------  -------------

Balance at March 31, 2001             $    (437,942) $       5,000    $ 15,747,423  $       7,574  $  15,322,055
                                      -------------  -------------    ------------  -------------  -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                           -              -               -          4,916          4,916
   Net Loss                                  (1,754)             -        (173,615)             -       (175,369)
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Income (Loss)                  (1,754)             -        (173,615)         4,916       (170,453)
                                      -------------  -------------   -------------  -------------  -------------

Balance at September 30, 2001         $    (439,696) $       5,000   $  15,573,808  $      12,490  $  15,151,602
                                      =============  =============   =============  =============  =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                2001                  2000
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (325,467)        $     (67,801)

Net cash provided by investing activities                                        612,789                68,777
                                                                           -------------         -------------

Net increase in cash and cash equivalents                                        287,322                   976

Cash and cash equivalents, beginning                                             418,233                87,187
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     705,555         $      88,163
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships of which the Partnership has a limited partnership interest on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2001 and 2000.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  43,732,676

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $8,063,975)                                                          (25,429,911)

Cumulative cash distributions received from Local Limited Partnerships                          (3,154,603)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustment                                     15,148,162

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Accumulated amortization of acquisition fees and expenses                                    (1,006,509)
                                                                                             -------------

Investments in Local Limited Partnerships before reserve for valuation                          17,755,490

Reserve for valuation of investments in Local Limited Partnerships                              (3,110,034)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  14,645,456
                                                                                             =============

The Partnership has provided a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the six months ended September 30, 2001, the Partnership advanced $223,450 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved. In addition, a Local Limited Partnership reimbursed the Partnership $597,470 of advances from previous years, of all which had been previously reserved for.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2001 is $964,812. For the six months ended September 30, 2001, the Partnership has not recognized $643,294 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   Litigation

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Further, an IRS audit of the 1993 tax return for the property questioned the treatment of certain items and has findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant Tax Credit recapture and/or Credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, The Managing General Partner has decided to fully reserve the Partnership's investment in Bentley Court.

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

On April 28, 2001, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership. The Partnership had advanced approximately $596,000 of costs and expenses related to its investment in the Property. The Partnership will hold the difference between the funds received and its costs and expenses until such time as all matters regarding the Property have been resolved.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had an increase in cash and cash equivalents of $287,322 from $418,233 at March 31, 2001 to $705,555 at September 30, 2001. The increase is mainly attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities, reimbursements of advances made to a Local Limited Partnership in previous years and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances to a Local Limited Partnership.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,378,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of approximately $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $550,000 of operating funds to replenish Reserves. At September 30, 2001, approximately $506,000 of cash and cash equivalents has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. The Partnership has advanced approximately $1,083,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2001 resulted in a net loss of $505,273 as compared to a net loss of $107,495 for the same period in 2000. The change between years is primarily attributable to bad debt expense of $121,180 for advances made to a Local Limited Partnership in the 2001 period which were fully reserved. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships actually recognized by the Partnership.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2001 resulted in a net loss of $175,369 as compared to a net loss of $273,810 for the same period in 2000. The change between years is primarily attributable to a recovery of bad debt of $374,020 in the 2001 period. This resulted from the reimbursement of $597,470 of advances made to one Local Limited Partnership in previous years, net of bad debt expense of $223,450 for advances made to a Local Limited Partnership in the 2001 period, which were fully reserved. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships actually recognized by the Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

loss of Credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant Tax Credit recapture and/or Credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, The Managing General Partner has decided to fully reserve the Partnership's investment in Bentley Court.

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds should be sufficient to cover the cost to rebuild both buildings. Construction is nearly complete and the Managing General Partner believes that the units will be ready for occupancy during November 2001. In the interim, the vacancy of the two buildings will cause the Property to operate at a deficit.

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

The Managing General Partner visited Bentley Court in October 2001 and found the Property in good condition with 97% of the available units occupied.

BK Apartments, located in Jamestown, North Dakota, continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the Property's long term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Partnership will retain its full share of the Property's Tax Credits, which expire in 2001, until such time as the remaining interest is put to the new Local General Partner. In addition, the new Local General Partner has the right to call the remaining interest after the Tax Credit period has expired. The Property currently operates below break-even and the new Local General Partner funds the deficits.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    November 14, 2001                  BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. IV

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