Form 10QSB
period 2001-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2002-02-13
CIK 845035

February 14, 2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended December 31, 2001 File Number 0-19765

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

For the quarterly period ended               December 31, 2001
                              -------------------------------------------------

                                                  OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                       to
                               ----------------------   -----------------------

                         Commission file number 0-19765
                                                --------
             Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Massachusetts                                    04-3044617
------------------------------------    ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

 101 Arch Street, Boston, Massachusetts            02110-1106
-----------------------------------------      --------------------------------
 (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - December 31, 2001                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2001 and 2000                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2001                             3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2001 and 2000                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION

Items 1-6                                                                                       11

SIGNATURE                                                                                       12


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                 The accompanying notes are an integral part of
                          these financial statements.


                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     772,421
Marketable securities, at fair value                                                                   431,336
Restricted cash (Note 2)                                                                                42,405
Investments in Local Limited Partnerships, net (Note 1)                                             14,637,784
Other assets                                                                                             7,428
                                                                                                 -------------
     Total Assets                                                                                $  15,891,374
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $     518,974
Deferred asset (Note 2)                                                                                 42,405
Accrued expenses                                                                                       107,622
                                                                                                 -------------
     Total Liabilities                                                                                 669,001
                                                                                                 --------------

General, Initial and Investor Limited Partners' Equity                                              15,210,769
Net unrealized gains on marketable securities                                                           11,604
                                                                                                 -------------     -
     Total Partners' Equity                                                                         15,222,373
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  15,891,374
                                                                                                 =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                   Three Months Ended                    Nine Months Ended
                                             December 31,       December 31,        December 31,      December 31,
                                                2001               2000                2001              2000
                                          -------------       -------------       --------------    ---------------
Revenue:
   Investment                             $       9,732       $      13,869       $       40,142    $       41,251
   Bad debt recovery (Note 1)                   (21,940)                  -              352,080                 -
   Other                                          2,063               1,350                6,367           121,652
                                          -------------       -------------       --------------    --------------
       Total Revenue                            (10,145)             15,219              398,589           162,903
                                          -------------       -------------       --------------    --------------

Expenses:
   Asset management fee, affiliate               43,369              45,776              126,165           137,328
   General and administrative,
     (includes reimbursements to an
     affiliate of $122,885 and $163,714
      in 2001 and 2000, respectively)            75,208             145,699              222,195           313,291
   Provision for valuation of investments
     in Local Limited Partnerships                    -              73,583                    -           132,012
   Amortization                                  16,400              16,400               49,202            49,202
                                          -------------       -------------       --------------    --------------
       Total Expenses                           134,977             281,458              397,562           631,833
                                          -------------       -------------       --------------    --------------

Income (Loss) before equity in income
   (losses) of Local Limited Partnerships      (145,122)           (266,239)               1,027          (468,930)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)                216,779            (115,435)            (104,739)         (186,554)
                                          -------------       -------------       --------------    --------------

Net Income (Loss)                         $      71,657       $    (381,674)      $     (103,712)   $     (655,484)
                                          =============       =============       ==============    ==============

Net Income (Loss) allocated:
   To General Partners                    $         717       $      (3,817)      $       (1,037)   $       (6,555)
   To Limited Partners                           70,940            (377,857)            (102,675)         (648,929)
                                          -------------       -------------       --------------    --------------
                                          $      71,657       $    (381,674)      $     (103,712)   $     (655,484)
                                          =============       =============       ==============    ==============

Net Income (Loss) per Limited
   Partnership Unit (68,043 Units)        $        1.04       $       (5.56)      $        (1.51)   $        (9.54)
                                          =============       =============       ==============    ==============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                         Initial       Investor          Net
                                         General         Limited        Limited      Unrealized
                                         Partners        Partner       Partners         Gains           Total
                                      -------------  -------------    ------------  -------------  -------------

Balance at March 31, 2001             $    (437,942) $       5,000    $ 15,747,423  $       7,574  $  15,322,055
                                      -------------  -------------    ------------  -------------  -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                           -              -               -          4,030          4,030
   Net Loss                                  (1,037)             -        (102,675)             -       (103,712)
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Income (Loss)                  (1,037)             -        (102,675)         4,030        (99,682)
                                      -------------  -------------   -------------  -------------  -------------

Balance at December 31, 2001          $    (438,979) $       5,000   $  15,644,748  $      11,604  $  15,222,373
                                      =============  =============   =============  =============  =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                2001                  2000
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (449,207)        $    (102,583)

Net cash provided by investing activities                                        803,395               167,323
                                                                           -------------         -------------

Net increase in cash and cash equivalents                                        354,188                64,740

Cash and cash equivalents, beginning                                             418,233                87,187
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     772,421         $     151,927
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships of which the Partnership has a limited partnership interest on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2001 and 2000.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  43,754,616

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $8,316,270)                                                          (25,212,399)

Cumulative cash distributions received from Local Limited Partnerships                          (3,363,387)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustment                                     15,178,830

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Accumulated amortization of acquisition fees and expenses                                    (1,022,909)
                                                                                             -------------

Investments in Local Limited Partnerships before reserve for valuation                          17,769,758

Reserve for valuation of investments in Local Limited Partnerships                              (3,131,974)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  14,637,784
                                                                                             =============


The Partnership has provided a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the nine months ended December 31, 2001, the Partnership advanced $245,390 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved. In addition, a Local Limited Partnership reimbursed the Partnership $597,470 of advances from previous years, of all which had been previously reserved for.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2001 is $999,595. For the nine months ended December 31, 2001, the Partnership has not recognized $894,856 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had an increase in cash and cash equivalents of $354,188 from $418,233 at March 31, 2001 to $772,421 at December 31, 2001. The increase is mainly attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities, reimbursements of advances made to a Local Limited Partnership in previous years and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances to a Local Limited Partnership.

The Managing General Partner initially designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Funds totaling approximately $1,391,000 have been withdrawn from the Reserve account to pay legal fees relating to various property issues. To date, Reserve funds in the amount of approximately $304,000 have been used to make additional capital contributions to a Local Limited Partnership. To date, the Partnership has used approximately $663,000 of operating funds to replenish Reserves. At December 31, 2001, approximately $585,000 of cash and cash equivalents has been designated as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to voluntarily provide such funds in order to protect its investment. The Partnership has advanced approximately $1,105,000 to Local Limited Partnerships to fund operating deficits.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2001 resulted in a net income of $71,657 as compared to a net loss of $381,674 for the same period in 2000. The change between years is primarily attributable to an increase in income of Local Limited Partnerships, as well as a decrease in general and administrative expenses incurred by the Partnership. Equity in income of Local Limited Partnerships increased between years due to an increase in losses not recognized by the Fund for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships. The decrease in general and administrative expense is primary due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for operation of the Partnership which occurred in the three months ended December 31, 2000.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2001 resulted in a net loss of $103,712 as compared to a net loss of $655,484 for the same period in 2000. The change between years is primarily attributable to a decrease in general and administrative expense and a recovery of bad debt of $352,080 in the 2001 period. The decrease in general and administrative expense is primary due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for operation of the Partnership which occurred in the three months ended December 31, 2000. The recovery of bad debt in the 2001 period resulted from the reimbursement of $597,470 of advances made to one Local Limited Partnership in previous years, net of bad debt expense of $245,390 for advances made to a Local Limited Partnership in the 2001 period, which were fully reserved.

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

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds covered the cost to rebuild both buildings and the reconstructed units were ready for occupancy during late 2001. The vacancy of the two buildings caused the Property to operate at a deficit.

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

BK Apartments, located in Jamestown, North Dakota, continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the Property's long term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Partnership will retain its full share of the Property's Tax Credits, which expired in 2001, until such time as the remaining interest is put to the new Local General Partner. In addition, the new Local General Partner has the right to call the remaining interest after the Tax Credit period has expired. The Property currently operates below break-even and the new Local General Partner funds the deficits.

Although the neighborhood in which 46 & Vincennes (Chicago, Illinois) is located improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore, revenues, continue to be an issue. The Managing General Partner continues to work closely with the Local General Partner and will continue to closely monitor Property operations.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

The Managing General Partner is negotiating a transfer of the Local General Partner interest in West Pine (Imperial, Pennsylvania) to the Allegheny County Housing Authority ("ACHA"). The ACHA has informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Property, pending their assumption of the Local General Partner interest. Should ACHA assume the Local General Partner interest, it is likely that the Managing General Partner would negotiate an agreement that would ultimately transfer the Partnership's interest in the Property to ACHA. West Pine generated its final year of Tax Credits during 2001.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    February 14, 2002                   BOSTON FINANCIAL QUALIFIED HOUSING
                                              TAX CREDITS L.P. IV

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