Form 10KSB
period 2002-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2002-07-01
CIK 845035

June 28, 2002



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Form 10-KSB Annual Report for Year Ended March 31, 2002
       File Number 0-19765


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

For the fiscal year ended           March 31, 2002
                         ------------------------------------------------------

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               -------------------  ---------------------------

                         Commission file number 0-19765

             Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                   04-3044617
----------------------------------------  -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

  101 Arch Street, Boston, Massachusetts                 02110-1106
-----------------------------------------------       -------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (617) 439-3911
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                     which registered
        -------------------                     --------------------------------
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

                        $67,653,000 as of March 31, 2002
                        --------------------------------

                                      K-23
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                         Part of Report on
                                                         Form 10-KSB into
                                                         Which the Document
Documents incorporated by reference                      is Incorporated
-----------------------------------                      ----------------------

Post-effective Amendments No. 1 through 3 to the
  Registration Statement, File # 33-26394                    Part I, Item 1

Acquisition Reports                                          Part I, Item 1

Prospectus - Sections Entitled:

  "Investment Objectives and Policies -
     Principal Investment Policies"                          Part I, Item 1

  "Estimated Use of Proceeds"                                Part III, Item 12

  "Management Compensation and Fees"                         Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                                 Part III, Item 12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002

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

The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


   Properties Owned by Local
     Limited Partnerships *                                   Date Interest
                                         Location                Acquired
  -----------------------------    ---------------------      ---------------

     Brookscrossing                Atlanta, GA                 06/30/89
     Dorsett                       Philadelphia, PA            10/20/89
     Willow Ridge                  Prescott, AZ                08/28/89
     Town House                    Allentown, PA               12/26/89
     Lancaster House North         Lancaster, PA               03/13/89
     Sencit Towne House            Shillington, PA             12/26/89
     Pinewood Terrace (1)          Rusk, TX                    12/27/89
     Justin Place (1)              Justin, TX                  12/27/89
     Grandview (1)                 Grandview, TX               12/27/89
     Hampton Lane                  Buena Vista, GA             12/20/89
     Audobon (1)                   Boston, MA                  12/22/89
     Bent Tree (1)                 Jackson, TX                 12/27/89
     Royal Crest (1)               Bowie, TX                   12/27/89
     Nocona Terrace (1)            Nocona, TX                  12/27/89
     Pine Manor (1)                Jacksboro, TX               12/27/89
     Hilltop (1)                   Rhome, TX                   12/27/89
     Valley View (1)               Valley View, TX             12/27/89
     Bentley Court                 Columbia, SC                12/26/89
     Orocovix IV                   Orocovix, PR                12/30/89
     Leawood Manor                 Leawood, KS                 12/29/89
     Pecan Hill (1)                Bryson, TX                  12/28/89
     Carolina Woods                Greensboro, NC              01/31/90
     Mayfair Mansions              Washington, DC              03/21/90
     Oakview Square                Chesterfield, MI            03/22/89
     Whitehills II                 Howell, MI                  04/21/90
     Orchard View                  Gobles, MI                  04/29/90
     Lakeside Square               Chicago, IL                 05/17/90
     Lincoln Green                 Old Town, ME                03/21/90
     Brown Kaplan (1)              Boston, MA                  07/01/90
     Green Tree Village            Greenville, GA              07/06/90
     Canfield Crossing             Milan, MI                   08/20/90
     Findlay Market (1)            Cincinnati, OH              08/15/90
     Seagraves (1)                 Seagraves, TX               11/28/90
     West Pine                     Findlay, PA                 12/31/90
     BK Apartments                 Jamestown, ND               12/01/90
     46th & Vincennes              Chicago, IL                 03/29/91
     Gateway Village Garden (1)    Azle, TX                    06/24/91

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Leawood Manor which is 89%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(1)  The Partnership no longer has an interest in the Local Limited Partnership.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors. With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2002, the following Local Limited
Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships: Sencit Townhouse L.P., Allentown Townehouse, L.P. and Prince Street Ltd., representing 12.83%, have AIMCO Properties as Local General Partner; Greentree Village L.P. and Buena Vista Properties L.P., representing 0.69%, have Boyd Management, Inc.
as Local General Partner; and Whitehills Apartments Co., L.P., Milan Apartments Co., L.P. and Gobles LDHA, L.P., representing 1.29%, have First Centrum as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Each of the Local Limited Partnerships has received an allocation of Tax Credits by its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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

                                                             Capital Contributions
                                                            Total       Total Paid    Mtge. Loans
Local Limited Partnership                   Number of   Committed at      through     payable at                    Occupancy at
Property Name                              Apt. Units  March 31, 2002    March 31,   December 31,  Type of         March 31, 2002
Property Location                                                          2002          2001       Subsidy*
---------------------------------------    ----------- --------------- ------------ --------------------------     ---------------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                                   224      $3,363,776      $3,363,776    $5,794,946      None               92%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                                  134       2,125,000       2,125,000     2,966,165      None               94%

Leawood Associates, L.P.
   A Limited Partnership
Leawood Manor
Leawood, KS                                   254       7,497,810       7,497,810     8,077,037      None               92%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA                               58       2,482,107       2,482,107     1,914,640    Section 8            88%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                                 160       1,589,403       1,589,403     6,234,909    Section 8           100%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                                 201       1,996,687       1,996,687     7,375,026    Section 8            98%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                               201       1,996,687       1,996,687     5,297,596    Section 8           100%





                                                             Capital Contributions
                                                            Total       Total Paid    Mtge. Loans
Local Limited Partnership                   Number of   Committed at      through     payable at                    Occupancy at
Property Name                              Apt. Units  March 31, 2002    March 31,   December 31,  Type of         March 31, 2002
Property Location                                                          2002          2001       Subsidy*
---------------------------------------    ----------- --------------- ------------ --------------------------     ---------------

East Rusk Housing Associates, LTD (1)
Pinewood Terrace Apartments
Rusk, TX

Gateway Housing Associates, LTD (1)
Gateway Village Garden Apts.
Azle, TX

Justin Housing Associates, LTD (1)
Justin Place
Justin, TX

Grandview Housing Associates, LTD (1)
Grandview
Grandview, TX

Buena Vista Limited Partnership
Hampton Lane (Buena Vista)
Buena Vista, GA                                24         153,474         153,474       710,293      None               96%

Audobon Group, L.P.
   A Massachusetts Limited Partnership (1)
Audobon
Boston, MA

Bent Tree Housing Associates (1)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (1)
Royal Crest (Bowie)
Bowie, TX




                                                             Capital Contributions
                                                            Total       Total Paid    Mtge. Loans
Local Limited Partnership                   Number of   Committed at      through     payable at                    Occupancy at
Property Name                              Apt. Units  March 31, 2002    March 31,   December 31,  Type of         March 31, 2002
Property Location                                                          2002          2001       Subsidy*
---------------------------------------    ----------- --------------- ------------ --------------------------     ---------------

Nocona Terrace Housing
   Associates, LTD (1)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (1)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (1)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LTD (1)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                                  273       5,000,000       5,000,000     6,750,174      None               80%

Bryson Housing Associates, LTD (1)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                                   40         361,444         361,444     1,630,922      FmHA              100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                                 48       1,000,000       1,000,000       974,104      None               92%







                                                             Capital Contributions
                                                            Total       Total Paid    Mtge. Loans
Local Limited Partnership                   Number of   Committed at      through     payable at                    Occupancy at
Property Name                              Apt. Units  March 31, 2002    March 31,   December 31,  Type of         March 31, 2002
Property Location                                                          2002          2001       Subsidy*
---------------------------------------    ----------- --------------- ------------ --------------------------     ---------------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                                569       4,250,000       4,250,000    18,555,011    Section 8            99%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI                              192       5,299,652       5,299,652     5,864,446      None               94%

Whitehills II Apartments Company
   Limited Partnership
Whitehills II
Howell, MI                                     24         169,276         169,276       747,598      FmHA              100%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                                     24         162,022         162,022       731,208      FmHA              100%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                                   308       3,978,813       3,978,813     5,382,660    Section 8           100%

Lincoln Green Associates, A Limited
   Partnership
Lincoln Green
Old Towne, ME                                  30         352,575         352,575     1,639,250    Section 8            97%

Brown Kaplan Limited Partnership (1)
Brown Kaplan
Boston, MA




                                                             Capital Contributions
                                                            Total       Total Paid    Mtge. Loans
Local Limited Partnership                   Number of   committed at      through     payable at                    Occupancy at
Property Name                              Apt. Units  March 31, 2002    March 31,   December 31,  Type of         March 31, 2002
Property Location                                                          2002          2001       Subsidy*
---------------------------------------    ----------- --------------- ------------ --------------------------     ---------------

Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                                 24         145,437         145,437       652,094      FmHA               96%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                                      32         230,500         230,500     1,007,097      FmHA              100%

Findlay Market Limited Partnership (1)
Findlay Market
Cincinnati, OH

Seagraves Housing Associates, LTD. (1)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                                    38         313,445         313,445     1,661,992      FmHA               92%

B-K Apartments Limited Partnership
BK Apartments
Jamestowne, ND                                 48         290,000         290,000       782,500    Section 8            94%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                                    28         751,120         751,120     1,320,225    Section 8            86%
                                           ------     -----------     -----------    ------------
                                            2,934    $ 43,509,228  $   43,509,228 $  86,069,893
                                           ======    ============= ==============   =============

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

Three Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. The first is Leawood Associates, L.P., A Limited Partnership ("Leawood Manor"). Leawood Manor, representing 17.23% of the total capital contributions to Local Limited Partnerships, is a 254-unit apartment complex located in Leawood, Kansas. Leawood Manor is financed by a first mortgage at an annual rate of 6.66% with monthly installments of $53,659 of principal and interest. The mortgage matures on February 1, 2009.

The second Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnerships is Oakview Square Limited Partnership, A Michigan Limited Partnership ("Oakview Square"). Oakview Square, representing 12.18% of the total capital contributions to Local Limited Partnerships, is a 192-unit apartment complex located in Chesterfield, Michigan. Oakview Square is financed by a first mortgage loan at 9.75% interest and a 35 year term with monthly installments of approximately $52,100. The loan matures in April 2010.

The third Local Limited Partnership which represents more than 10% of the total capital contributions to Local Limited Partnerships is Bentley Court II Limited Partnership ("Bentley Court"). Bentley Court, representing 11.49% of the total capital contributions to Local Limited Partnerships, is a 273-unit apartment complex located in Columbia, South Carolina. Bentley Court is financed by a first mortgage loan at 8.50% interest with monthly installment of $52,129. The loan matures in August 2031.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.


Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

As previously reported, Audobon Apartments located in Boston, Massachusetts, and Brown Kaplan located in Dorchester, Massachusetts, are operating below break-even. Both Properties previously received a material amount of income subsidies through the State Housing Assistance Rental Program (SHARP). As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) sought restructuring workouts with the lender, Massachusetts Housing Finance Agency
(MHFA), that included additional subsidies in the form of Operating Deficit Loans (ODL's). In July 1997, MHFA refused to close the restructuring for Brown Kaplan. Effective October 1, 1997, MHFA, which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the Local General Partners of Audobon and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Further, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and has findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's tax credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of tax credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant tax credit recapture and/or credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, the Managing General Partner has fully reserved the Partnership's investment in Bentley Court.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partners of Bentley Court alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership which was used to reimburse the Partnership for advances made in previous years.

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

As of April 4, 2002, there were 3,676 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2002 and 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Accounting Policies

The Partnership's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

Liquidity and capital resources

The Partnership had an increase in cash and cash equivalents of $329,681 from $418,233 at March 31, 2001 to $747,914 at March 31, 2002. The increase is mainly attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities, reimbursements of advances made to a Local Limited Partnership in previous years and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances to a Local Limited Partnership.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2002, approximately $1,169,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,394,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2002, the Partnership has advanced approximately $1,101,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $1,247,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.
Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2002. It is not expected that cash available for distribution, if any, will be significant during the 2002 calendar year. Based on the results of 2001 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2002 versus 2001

The Partnership's results of operations for the fiscal year ended March 31, 2002 resulted in a net loss of $406,429, as compared to a net loss of $2,106,368 for the same period in 2001. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, recording a provision for valuation of investments in Local Limited Partnerships in the 2001 period, a decrease in general and administrative expenses and a recovery of provision for valuation of advances to Local Limited Partnerships in the 2002 period. The decrease in equity in losses of Local Limited Partnerships is due to one Local Limited Partnership whose loss was approximately $300,000 higher in 2000 because of high vacancies in 2000, which also caused higher unit renovation costs. The provision for valuation of investments in Local Limited Partnerships in the 2001 period resulted from a reserve being setup for investments in Local Limited Partnerships. The decrease in general and administrative expense is primarily due to decreased charges from an affiliate of the General Partner for operational and administrative expenses necessary for operation of the Partnership. The recovery of provision for valuation of advances to Local Limited Partnerships in the 2002 period resulted from the reimbursement of $639,875 of advances made to one Local Limited Partnership in previous years

Low-income housing tax credits

The 2001 and 2000 Tax Credits per Unit were $15.25 and $48.33, respectively, for individual investors. The 2001 and 2000 Tax Credits per Unit were $15.25 and $50.15 respectively for corporate investors. The Tax Credits per limited partner stabilized in 1992. The credits have decreased significantly as several Properties have reached the end of the ten year credit period. However, because the Tax Credit compliance periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of the Partnership's interest in certain Properties. The following Property discussion focuses only on such Properties.

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

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Further, an IRS audit of the 1993 tax return for the Property questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Credits. In the opinion of the Managing General Partner, there is a substantial risk that Bentley Court and, consequently, the Partnership will suffer significant Tax Credit recapture and/or Credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, The Managing General Partner has decided to fully reserve the Partnership's investment in Bentley Court.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership which was used to reimburse the Partnership for advances made in previous years.

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds covered the cost to rebuild both buildings and the reconstructed units were ready for occupancy during late 2001. The vacancy of the two buildings caused the Property to operate at a deficit.

The Managing General Partner visited Bentley Court in October 2001 and found the Property in good condition.

BK Apartments, located in Jamestown, North Dakota, continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the Property's long term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Partnership will retain its full share of the Property's Tax Credits, which expire in 2001, until such time as the remaining interest is put to the new Local General Partner. In addition, the new Local General Partner has the right to call the remaining interest after the Tax Credit period has expired. The Property currently operates below break-even and the new Local General Partner has funded the deficits.

Although the neighborhood in which 46 & Vincennes (Chicago, Illinois) is located improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore, revenues, continues to be an issue. Advances from the Local General Partner's Developer Escrow have enabled the Property to stay current on its loan obligations.

During 1994, the Local General Partner at the Dorsett (Philadelphia, Pennsylvania) transferred its interest in the Property. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. However, in the opinion of the Managing General Partner, there is a substantial risk that the Dorsett and the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2002 and 2001.

Since some of the Properties benefit from some sort of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Certain of the Properties listed in this Report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

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

Jenny Netzer, age 46, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University
(J.D. & MBA).

Lauren M. Guillette, age 37, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street IV, Inc., nor the partners of Arch Street IV L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2002, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

                                       Amount
 Title of    Name and Address of    Beneficially
   Class       Beneficial Owner         Owned          Percent of Class
----------  -----------------------------------------  --------------------

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

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2002 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partner are to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. From inception through March 31, 2002, $8,351,601 of organization and offering fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the gross offering proceeds. No payment were made or expenses reimbursed in each of two years ended March 31, 2002.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the gross offering proceeds. Acquisition expenses, which included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling $5,080,756 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2002.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives $8,012 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee. Fees earned in each of the two years ended March 31, 2002 are as follows:

                                          2002             2001
                                     -------------     -------------

       Asset management fees         $     170,228     $     184,640


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2002 are as follows:

                                                 2002              2001
                                           -------------     -------------
     Salaries and benefits expense
      reimbursements                       $     158,607     $     241,509


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street IV, Inc. and Arch Street IV Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in either of the two years ended March 31, 2002.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2002 is presented in Note 5 to the Financial Statements.

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

(b)      Reports on Form 8-K:
       No Reports on Form 8-K were filed during the year ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street IV, Inc.
         its Managing General Partner



     By:   /s/Jenny Netzer                             Date:    June 28, 2002
           ---------------------------------------              -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                             Date:    June 28, 2002
           ---------------------------------------              -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                     Date:   June 28, 2002
           -----------------------------                       -------------
           Michael H. Gladstone
           Director

                        Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $14,406,529 at March 31, 2002, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(387,761) and $(596,865) for the years ended March 31, 2002 and 2001, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 21, 2002
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2002
                                      Index



                                                                       Page No.

Report of Independent Accountants
     For the years ended March 31, 2002 and 2001                          F-2

Financial Statements

  Balance Sheet - March 31, 2002                                          F-3

  Statements of Operations - For the years ended
     March 31, 2002 and 2001                                              F-4

  Statements of Changes in Partners' Equity -
     For the years ended March 31, 2002 and 2001                          F-5

  Statements of Cash Flows - For the years ended
     March 31, 2002 and 2001                                              F-6

  Notes to the Financial Statements                                       F-7

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2002



Assets

Cash and cash equivalents                                                                      $     747,914
Marketable securities, at fair value (Note 3)                                                        420,896
Investments in Local Limited Partnerships, net (Note 4)                                           14,406,529
Other assets                                                                                           4,385
   Total Assets                                                                                $  15,579,724

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                                        $     559,455
Accrued expenses                                                                                     104,819
   Total Liabilities                                                                                 664,274

General, Initial and Investor Limited Partners' Equity                                            14,908,052
Net unrealized gains on marketable securities                                                          7,398
   Total Partners' Equity                                                                         14,915,450
   Total Liabilities and Partners' Equity                                                      $  15,579,724


              The accompanying notes are an integral part of these
                             financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001



                                                                              2002               2001
Revenue:
   Investment                                                            $      48,817       $      55,433
   Recovery of provision for valuation of advances to
     Local Limited Partnerships                                                639,875                   -
   Other                                                                        92,945             123,398
     Total Revenue                                                             781,637             178,831

Expenses:
   Asset management fees, affiliate  (Note 5)                                  170,228             184,640
   General and administrative (includes reimbursements
    to affiliate in the amounts of  $158,607 and $241,509
     in 2002 and 2001, respectively) (Note 5)                                  280,958             420,732
   Provision for valuation of investments in Local
     Limited Partnerships                                                            -             791,939
   Provision for valuation of advances to Local
     Limited Partnerships                                                      283,516             225,420
   Amortization                                                                 65,603              65,603
     Total Expenses                                                            800,305           1,688,334

Loss before equity in losses of Local Limited
   Partnerships                                                                (18,668)         (1,509,503)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                      (387,761)           (596,865)


Net Loss                                                                 $    (406,429)      $  (2,106,368)

Net Loss allocated:
   General Partners                                                      $      (4,064)      $     (21,064)
   Limited Partners                                                           (402,365)         (2,085,304)
                                                                         $    (406,429)      $  (2,106,368)

Net Loss per Limited Partner
Unit (68,043 Units)                                                      $       (5.91)      $      (30.65)



              The accompanying notes are an integral part of these
                             financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   (Deficiency) For the Years Ended March 31,
                                  2002 and 2001


                                                                                           Net
                                                         Initial       Investor        Unrealized
                                           General       Limited       Limited           Gains
                                           Partners     Partners       Partners         (Losses)           Total


Balance at March 31, 2000               $  (416,878)   $   5,000     $  17,832,727    $    (3,991)   $   17,416,858

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                           -            -                 -         11,565            11,565
   Net Loss                                 (21,064)           -        (2,085,304)             -        (2,106,368)
Comprehensive Income (Loss)                 (21,064)           -        (2,085,304)        11,565        (2,094,803)

Balance at March 31, 2001                  (437,942)       5,000        15,747,423          7,574        15,322,055

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -            -                 -           (176)             (176)
   Net Loss                                  (4,064)           -          (402,365)             -          (406,429)
Comprehensive Loss                           (4,064)           -          (402,365)          (176)         (406,605)

Balance at March 31, 2002               $  (442,006)   $   5,000     $  15,345,058    $     7,398    $   14,915,450



              The accompanying notes are an integral part of these
                             financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001



                                                                                2002             2001
Cash flows from operating activities
   Net Loss                                                                $   (406,429)     $ (2,106,368)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in losses of Local Limited Partnerships                             387,761           596,865
     Provision for valuation of investments to Local
       Limited Partnerships                                                           -           791,939
     Provision for valuation of advances to Local
       Limited Partnerships                                                     283,516           225,420
     Recovery of provision for valuation of advances to
       Local Limited Partnerships                                              (639,875)                -
     Amortization                                                                65,603            65,603
     Gain on sales of marketable securities, net                                 (2,890)           (3,170)
     Cash distributions included in net loss                                    (70,982)         (118,913)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                               4,500            (2,361)
       Accounts payable to affiliates                                          (155,587)          426,149
       Accrued expenses                                                           5,597            27,922
   Net cash used for operating activities                                      (528,786)          (96,914)

Cash flows from investing activities:
   Purchases of marketable securities                                          (399,299)         (721,608)
   Proceeds from sales and maturities
     of marketable securities                                                   597,374           843,417
   Cash distributions received from Local
     Limited Partnerships                                                       304,033           531,571
   Advances to Local Limited Partnerships                                      (283,516)         (225,420)
   Reimbursement of advances to Local Limited
     Partnerships                                                               639,875                 -
Net cash provided by investing activities                                       858,467           427,960

Net increase in cash and cash equivalents                                       329,681           331,046

Cash and cash equivalents, beginning                                            418,233            87,187

Cash and cash equivalents, ending                                          $    747,914      $    418,233



              The accompanying notes are an integral part of these
                             financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street IV, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 4.00% of the gross proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2002, the Managing General Partner has designated approximately $1,169,000 of cash, cash equivalents and marketable securities as such Reserves.

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

Investments in Local Limited Partnerships (continued)

distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore the Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

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

The Partnership provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships included in the accompanying financial statements is as of December 31, 2001 and 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


2.   Significant Accounting Policies (continued)

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is the obligation of the partners of the Partnership.

Reclassification

Certain prior year amounts have been reclassified herein to conform with current year presentation.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                     Gross
                                                   Unrealized         Fair
                                          Cost         Gains          Value
     Debt securities issued by the
       US Treasury and other US
       government corporations        $  399,810     $  7,003      $   406,813

     Mortgage backed securities           13,688          395           14,083

     Marketable securities
       at March 31, 2002              $  413,498     $  7,398      $   420,896


The contractual maturities at March 31, 2002 are as follows:

                                                               Fair
                                              Cost             Value

     Due in less than one year             $  300,619       $   305,063
     Due in one to five years                  99,191           101,750
     Mortgage backed securities                13,688            14,083
                                              413,498       $   420,896

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of marketable securities were approximately $23,000 and $43,000 during the years ended March 31, 2002 and 2001, respectively. Proceeds from the maturities of marketable securities were approximately $574,000 and $800,000 during the years ended March 31, 2002 and 2001, respectively. Included in investment income are gross gains of $2,890 and $3,170 that were realized on the sales during the years ended March 31, 2002 and 2001, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  43,750,337

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $9,080,621)                                                          (25,425,172)
Cumulative cash distributions received from Local Limited Partnerships                          (3,365,468)

Investments in Local Limited Partnerships before adjustment                                     14,959,697

Excess of investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,039,310)

Investments in Local Limited Partnerships before reserve for valuation                          17,534,224

Reserve for valuation of investments in Local Limited Partnerships                              (3,127,695)

Investments in Local Limited Partnerships                                                    $  14,406,529



For the year ended March 31, 2002, the Partnership advanced $283,516 to one of the Local Limited Partnerships, all of which was reserved. In addition, $639,875 was reimbursed from the same Local Limited Partnership relating to advances made in previous years. The Partnership has recorded a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amounts of three of the Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2001 and 2000 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2001              2000
Assets:
   Investment property, net                                                  $     96,256,438    $  99,715,250
   Other assets                                                                    13,381,471       13,816,104
       Total Assets                                                          $    109,637,909    $ 113,531,354
Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     86,069,893    $  87,772,248
   Other liabilities                                                               13,439,123       12,928,424
       Total Liabilities                                                           99,509,016      100,700,672
Partners' Equity:
   Partnership's equity                                                             5,523,487        7,990,541
   Other partners' equity                                                           4,605,406        4,840,141
       Total Partners' Equity                                                      10,128,893       12,830,682
         Total Liabilities and Partners' Equity                              $    109,637,909    $ 113,531,354

Summarized Income Statements - for the years ended December 31,

Rental and other revenue                                                     $     22,209,158    $  22,305,654

Expenses:
   Operating                                                                       12,706,903       12,514,097
   Interest                                                                         5,989,552        6,802,045
   Depreciation and amortization                                                    5,104,429        5,428,756
       Total Expenses                                                              23,800,884       24,744,898
Net Loss                                                                     $     (1,591,726)   $  (2,439,244)


Partnership's share of Net Loss                                              $     (1,976,719)   $  (2,440,203)
Other partners' share of Net Loss                                            $        384,993    $         959



For the fiscal years ended March 31, 2002 and 2001, the Partnership has not recognized $1,588,958 and $1,843,338, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $5,523,487 differs from the Partnership's investments in Local Limited Partnerships before adjustment of $14,959,697 primarily because of unrecognized losses as described above and advances made to Local Limited Partnerships which the Partnership includes in investments in Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)


5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives $8,012 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $170,228 and $184,640 for the years ended March 31, 2002 and 2001, respectively. As of March 31, 2002, $487,311 is payable to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2002 and 2001 is $158,607 and $241,509, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. As of March 31, 2002, $72,144 is payable to an affiliate of the Managing General Partner for salaries and benefits.

6.   Federal Income Taxes

            The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2002 and 2001 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2001 and 2000:

                                                                                    2002              2001
Net Loss per financial statements                                               $    (406,429)   $  (2,106,368)

Adjustment for equity in losses of Local Limited Partnerships for financial reporting purposes in excess of equity in losses for
   tax purposes                                                                       158,505        2,214,161

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                    (1,588,958)      (1,843,338)

Adjustment to reflect March 31 fiscal year end to December 31 tax
   year end                                                                          (131,252)          48,661

Recovery of provision for valuation of advances to Local Limited
   Partnerships recognized for financial reporting purposes                          (639,875)               -

Provision for valuation of investments in Local Limited Partnerships
   recognized for financial reporting purposes                                              -          791,939

Provision for valuation of advances to Local Limited Partnerships for financial reporting purposes in excess of bad debt expense
   for tax purposes                                                                   283,516          219,620

Loss on write-off of investments in Local Limited Partnerships for tax purposes      (160,906)        (238,466)

Amortization not deductible for tax purposes                                           65,603           65,603

Related party expenses for tax purposes in excess of related party
   expenses for financial reporting purposes                                                -         (185,131)

Cash distributions included in net loss for financial  reporting purposes              (1,554)        (118,092)

Net Loss per tax return                                                         $  (2,421,350)   $  (1,151,411)


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


6.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                  Financial Tax

                                                        Reporting           Reporting
                                                        Purposes            Purposes         Differences

Investments in Local Limited Partnerships           $   14,406,529       $   8,954,895      $   5,451,634
Other assets                                        $    1,173,195       $   9,593,588      $  (8,420,393)
Liabilities                                         $      664,274       $     669,001      $      (4,727)


The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the Partnership has not recognized approximately $9,081,000 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a reserve for valuation of approximately $3,128,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $1,039,000 of amortization has been deducted for financial reporting purposes only; and (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes but are charged to Limited Partners' equity for financial reporting purposes.