Form 10QSB
period 2002-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2002-08-14
CIK 845035

August 14, 2002



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended June 30, 2002
       File Number 0-19765

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

For the quarterly period ended      June 30, 2002
                               -------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------       -----------------------

                         Commission file number 0-19765

             Boston Financial Qualified Housing Tax Credits L.P. IV
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Massachusetts                            04-3044617
---------------------------------------------     -------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)


        101 Arch Street, Boston, Massachusetts           02110-1106
-----------------------------------------------------  ------------------------
       (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2002                          1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2002 and 2001                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2002           3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2002 and 2001                        4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                  11

SIGNATURE                                                                  12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                 $      128,460
Marketable securities, at fair value                                                             415,163
Investments in Local Limited Partnerships, net (Note 1)                                       14,355,474
Other assets                                                                                       6,258
                                                                                          --------------
     Total Assets                                                                         $   14,905,355
                                                                                          ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                            $      133,014
Accrued expenses                                                                                  95,066
                                                                                          --------------
Total Liabilities                                                                                228,080
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                        14,669,724
Net unrealized gains on marketable securities                                                      7,551
                                                                                          --------------
Total Partners' Equity                                                                        14,677,275
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   14,905,355
                                                                                          ==============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                              2002                 2001
                                                                         -------------         -------------
Revenue:
   Investment                                                            $       7,610         $      16,755
   Recovery of provision for valuation of
     advances to Local Limited Partnerships                                          -               495,200
   Other                                                                         4,475                 2,420
                                                                         -------------         -------------
     Total Revenue                                                              12,085               514,375
                                                                         -------------         -------------

Expenses:
   Asset management fees, affiliate                                             44,063                39,427
   General and administrative (includes reimbursements
     to affiliate in the amounts of $86,054 and
     $54,328, respectively)                                                    128,690                79,620
   Provision for valuation of advances to
     Local Limited Partnerships                                                167,278                     -
   Amortization                                                                 16,401                16,401
                                                                         -------------         -------------
     Total Expenses                                                            356,432               135,448
                                                                         -------------         -------------

Income (loss) before equity in income (losses) of
   Local Limited Partnerships                                                 (344,347)              378,927

Equity in income (losses) of Local Limited Partnerships (Note 1)               106,019               (49,023)
                                                                         -------------         -------------

Net Income (Loss)                                                        $    (238,328)        $     329,904
                                                                         =============         =============

Net Income (Loss) allocated:
   General Partners                                                      $      (2,383)        $       3,299
   Limited Partners                                                           (235,945)              326,605
                                                                         -------------         -------------
                                                                         $    (238,328)        $     329,904
                                                                         =============         =============

Net Income (Loss) per Limited Partner
   Unit (68,043 Units)                                                   $      (3.47)         $        4.80
                                                                         ============          =============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)


                                                     Initial          Investor         Net
                                     General         Limited           Limited     Unrealized
                                     Partners       Partners          Partners        Gains           Total
                                    ------------   -----------    --------------   -----------   -------------

Balance at March 31, 2002           $   (442,006)  $     5,000    $   15,345,058   $     7,398   $  14,915,450
                                    ------------   -----------    --------------   -----------   -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -           153             153
   Net Loss                              (2,383)             -          (235,945)            -        (238,328)
                                    -----------    -----------    --------------   -----------   -------------
Comprehensive Income (Loss)              (2,383)             -          (235,945)          153        (238,175)
                                    -----------    -----------    --------------   -----------   -------------

Balance at June 30, 2002            $  (444,389)   $     5,000    $   15,109,113   $     7,551   $  14,677,275
                                    ===========    ===========    ==============   ===========   =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                2002                  2001
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (600,269)        $    (311,564)

Net cash provided by (used for) investing activities                             (19,185)              629,926
                                                                           -------------         -------------
Net increase (decrease) in cash and cash equivalents                            (619,454)              318,362

Cash and cash equivalents, beginning                                             747,914               418,233
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     128,460         $     736,595
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  43,917,615

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $9,397,970)                                                          (25,317,688)

Cumulative cash distributions received from Local Limited Partnerships                          (3,507,606)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustment                                     15,092,321

Excess of investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,055,711)
                                                                                             -------------

Investments in Local Limited Partnerships before reserve for valuation                          17,650,447

Reserve for valuation of investments in Local Limited Partnerships                              (3,294,973)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  14,355,474
                                                                                             =============

For the three months ended June 30, 2002, the Partnership advanced $167,278 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of three of the Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2002 is $209,865. For the three months ended June 30, 2002, the Partnership has not recognized $315,884 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $619,454 from $747,914 at March 31, 2002 to $128,460 at June 30, 2002. The decrease is primarily attributable to cash used for operations and advances to a Local Limited Partnership.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2002, approximately $544,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,408,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2002, the Partnership has advanced approximately $1,268,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $803,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2002.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2002 resulted in a net loss of $238,328 as compared to a net income of $329,904 for the same period in 2001. The change between years is primarily attributable to a recovery of provision for valuation of advances to Local Limited Partnerships of $495,200 for the reimbursement during 2001 of advances made to one Local Limited Partnership in previous years. Also, during the 2002 period, the Partnership recorded a provision for valuation of advances to Local Limited Partnerships of $167,278. Equity in losses of Local Limited Partnerships decreased between years due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships.

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

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership which amount was used to reimburse the Partnership for advances made in previous years.

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds covered the cost to rebuild both buildings and the reconstructed units were ready for occupancy during late 2001. Re-leasing the units has been difficult due to weak market conditions. The property operates at a deficit and the Managing General Partner has advanced Partnership Reserves to enable the Property to stay current on its financial obligations.

BK Apartments, located in Jamestown, North Dakota, continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the Property's long term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. In addition, the new Local General Partner has the right to call the remaining interest after the Tax Credit period has expired. The Property currently operates below break-even and the new Local General Partner has funded the deficits.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits - None

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2002                    BOSTON FINANCIAL QUALIFIED HOUSING
                                           TAX CREDITS L.P. IV

                                           By:  Arch Street IV, Inc.,
                                                its Managing General Partner



                                                /s/Jenny Netzer
                                                -------------------------------
                                                Jenny Netzer
                                                Principal, Head of Housing and
                                                Community Investment