Form 10QSB
period 2002-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2002-11-14
CIK 845035

November 14, 2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


         Boston Financial Qualified Housing Tax Credits L.P. IV
         Report on Form 10-QSB for the Quarter Ended September 30, 2002 File Number 0-19765

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

For the quarterly period ended      September 30, 2002
                              -------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------  -----------------------------

                         Commission file number 0-19765

             Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Massachusetts                                             04-3044617
------------------------------------------ ------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                      Identification No.)


 101 Arch Street, Boston, Massachusetts                  02110-1106
----------------------------------------------        -----------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2002                                         1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2002 and 2001                                             2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2002                            3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2002 and 2001                                         4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  7

Item 3.  Controls and Procedures                                                               11

PART II - OTHER INFORMATION

Items 1-6                                                                                      12

SIGNATURE                                                                                      13

CERTIFICATIONS                                                                                 14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $     343,655
Marketable securities, at fair value                                                                   310,354
Investments in Local Limited Partnerships, net (Note 1)                                             14,329,686
Other assets                                                                                             2,489
                                                                                                 -------------
     Total Assets                                                                                $  14,986,184
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $     244,072
Accrued expenses                                                                                       107,351
                                                                                                 --------------
     Total Liabilities                                                                                 351,423
                                                                                                 --------------

General, Initial and Investor Limited Partners' Equity                                              14,628,381
Net unrealized gains on marketable securities                                                            6,380
                                                                                                 -------------     -
     Total Partners' Equity                                                                         14,634,761
                                                                                                 -------------     -
     Total Liabilities and Partners' Equity                                                      $  14,986,184
                                                                                                 =============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                   Three Months Ended                    Six Months Ended
                                          September 30,       September 30,       September 30,September 30,
                                                 2002               2001               2002                2001
                                          --------------      --------------      --------------     ---------------
Revenue:
   Investment                             $        5,103      $       13,655      $       12,713     $        30,410
   Recovery of provision for valuation
     of advances to Local Limited
     Partnerships                                      -            (121,180)                  -             374,020
   Other                                         104,660               1,884             109,135               4,304
                                          --------------      --------------      --------------     ----------------
       Total Revenue                             109,763            (105,641)            121,848             408,734
                                          --------------      --------------      --------------     ---------------

Expenses:
   Asset management fees, affiliate               44,064              43,369              88,127              82,796
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $153,048 and $91,863 in 2002
     and 2001, respectively)                     105,857              67,367             234,547             146,987
   Provision for valuation of advances to
     Local Limited Partnerships                    6,496                   -             173,774                  -
   Amortization                                   16,401              16,401              32,802              32,802
                                          --------------      --------------      --------------     ---------------
       Total Expenses                            172,818             127,137             529,250             262,585
                                          --------------      --------------      --------------     ---------------

Income (loss) before equity in income
  (losses) of Local Limited Partnerships         (63,055)           (232,778)           (407,402)            146,149

Equity in income (losses) of Local
  Limited Partnerships (Note 1)                   21,712            (272,495)            127,731            (321,518)
                                          --------------      --------------      --------------     ---------------

Net Loss                                  $      (41,343)     $     (505,273)     $     (279,671)    $      (175,369)
                                          ==============      ==============      ===============    ===============

Net Loss allocated:
   General Partners                       $         (414)     $       (5,053)     $       (2,797)    $        (1,754)
   Limited Partners                              (40,929)           (500,220)           (276,874)           (173,615)
                                          --------------      --------------      --------------     ---------------
                                          $      (41,343)     $     (505,273)     $     (279,671)    $      (175,369)
                                          ==============      ==============      ==============     ===============

Net Loss per Limited Partner
   Unit (68,043 Units)                    $         (0.60)    $        (7.35)     $        (4.07)    $         (2.55)
                                          ===============     ==============      ==============     ===============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)




                                                         Initial       Investor          Net
                                        General          Limited        Limited      Unrealized
                                        Partners        Partners       Partners         Gains          Total
                                      -------------  -------------    ------------  -------------  -------------

Balance at March 31, 2002             $    (442,006) $       5,000    $ 15,345,058  $       7,398  $  14,915,450
                                      -------------  -------------    ------------  -------------  -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -              -               -         (1,018)        (1,018)
   Net Loss                                  (2,797)             -        (276,874)             -       (279,671)
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Loss                           (2,797)             -        (276,874)        (1,018)      (280,689)
                                      -------------  -------------   -------------  -------------  -------------

Balance at September 30, 2002         $    (444,803) $       5,000   $  15,068,184  $       6,380  $  14,634,761
                                      =============  =============   =============  =============  =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                2002                  2001
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (616,361)        $    (325,467)

Net cash provided by investing activities                                        212,102               612,789
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                            (404,259)              287,322

Cash and cash equivalents, beginning                                             747,914               418,233
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     343,655         $     705,555
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  43,924,111

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $9,836,036)                                                          (25,193,123)

Cumulative cash distributions received from Local Limited Partnerships                          (3,641,558)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustment                                     15,089,430

Excess of investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,072,112)
                                                                                             -------------

Investments in Local Limited Partnerships before reserve for valuation                          17,631,155

Reserve for valuation of investments in Local Limited Partnerships                              (3,301,469)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  14,329,686
                                                                                             =============


For the six months ended September 30, 2002, the Partnership advanced $173,774 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of three of the Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2002 is $523,366. For the six months ended September 30, 2002, the Partnership has not recognized $651,097 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $404,259 from $747,914 at March 31, 2002 to $343,655 at September 30, 2002. The decrease is primarily attributable to cash used for operations and advances to a Local Limited Partnership partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2002, on a cash basis, approximately $654,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $349,000 making Reserves available after claims approximately $305,000.

To date, professional fees relating to various Property issues totaling approximately $1,413,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2002, the Partnership has advanced approximately $1,275,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $924,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2002.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2002 resulted in a net loss of $41,343, as compared to a net loss of $505,273 for the same period in 2001. The change between years is primarily attributable to an increase in other revenue and a decrease in provision for valuation of advances to Local Limited Partnerships from the 2001 period. Equity in losses of Local Limited Partnerships also decreased between years due to an increase in losses not recognized by the Partnership for Local Limited Partnership whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2002 resulted in a net loss of $279,671, as compared to a net loss of $175,369 for the same period in 2001. The change between years is primarily attributable to a recovery of provision for valuation of advances to Local Limited Partnerships of $374,020 for the reimbursement during 2001 of advances made to one Local Limited Partnership in previous years and an increase in general and administrative expenses. The increase in general and administrative expense in primarily due to charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31 2002, which are being expensed in the six months ended September 30, 2002. Also, during the 2002 period, the Partnership recorded a provision for valuation of advances to Local Limited Partnerships of $173,774. Equity in losses of Local Limited Partnerships decreased between years due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships.

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

Two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, caught on fire and were determined to be a total loss. Insurance proceeds covered the cost to rebuild both buildings and the reconstructed units were ready for occupancy during late 2001. Since that time, the Property has been unable absorb the vacant units and establish a stabilized occupancy due to weak market conditions. The property operates at a deficit and the Managing General Partner has advanced Partnership Reserves to enable the Property to stay current on its financial obligations.

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

The Managing General Partner has negotiated an agreement to transfer of the Local General Partner interest in West Pine (Imperial, Pennsylvania) to the Allegheny County Housing Authority ("ACHA"). The transaction is contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). Should the potential transaction receive HUD approval, the Managing General Partner would also execute a disposition agreement for the Partnership's interest in the Property to an affiliate of the ACHA. Further, the Managing General Partner would negotiate an agreement that would ultimately transfer the Partnership's interest in the Property to ACHA. The ACHA has informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Property, pending their assumption of the Local General Partner interest. Should ACHA assume the Local General Partner interest, it is likely that West Pine generated its final year of Tax Credits during 2001. Currently, the Managing General Partner continues to work with the United States Department of Housing and Urban Development ("HUD ") to obtain final approval to transfer the Partnership's remaining interest in the Local Limited Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 90 days prior to filing this Form 10-QSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                    99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    November 14, 2002     BOSTON FINANCIAL QUALIFIED HOUSING
                                TAX CREDITS L.P. IV

                                 By:    Arch Street IV, Inc.,
                                        its Managing General Partner




                                        /s/Jenny Netzer
                                        ------------------------------------
                                        Jenny Netzer
                                        Principal, Head of Housing and
                                        Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


I, Jenny Netzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Qualified Housing Tax Credits L.P. IV:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002            /s/Jenny Netzer
                                     ------------------------------------
                                     Jenny Netzer
                                     Principal, Head of Housing and
                                     Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. IV ("the Partnership") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                          /s/Jenny Netzer
                                          ------------------------------------
                                          Jenny Netzer
                                          Principal, Head of Housing and
                                          Community Investment

                                          Date:  November 14, 2002