Form 10QSB
period 2002-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2003-02-13
CIK 845035

February 14, 2003




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


         Boston Financial Qualified Housing Tax Credits L.P. IV
         Report on Form 10-QSB for the Quarter Ended December 31, 2002 File Number 0-19765

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

For the quarterly period ended                 December 31, 2002
                             -------------------------------------------------

                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-19765

             Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Massachusetts                          04-3044617
---------------------------------                 ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


        101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------------      --------------------
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2002                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2002 and 2001                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2002                            3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2002 and 2001                                         4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  7

Item 3.  Controls and Procedures                                                               12

PART II - OTHER INFORMATION

Items 1-6                                                                                      13

SIGNATURE                                                                                      14

CERTIFICATIONS                                                                                 15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $     358,512
Marketable securities, at fair value                                                                   304,282
Investments in Local Limited Partnerships, net (Note 1)                                             13,815,355
Other assets                                                                                             3,709
                                                                                                 -------------
     Total Assets                                                                                $  14,481,858
                                                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $     304,009
Accrued expenses                                                                                       120,482
                                                                                                 -------------
     Total Liabilities                                                                                 424,491
                                                                                                 --------------

General, Initial and Investor Limited Partners' Equity                                              14,053,044
Net unrealized gains on marketable securities                                                            4,323
                                                                                                 -------------
     Total Partners' Equity                                                                         14,057,367
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  14,481,858
                                                                                                 =============


The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                                   Three Months Ended                    Nine Months Ended
                                            December 31,        December 31,       December 31,      December 31,
                                                2002                2001               2002                2001
                                          --------------      --------------      --------------     ---------------
Revenue:
   Investment                             $       4,711       $       9,732       $       17,424    $       40,142
   Recovery of provision for valuation
     of advances to Local Limited
     Partnerships                                     -             (21,940)                   -           352,080
   Other                                              -               2,063              109,135             6,367
                                          -------------       -------------       --------------    --------------
       Total Revenue                              4,711             (10,145)             126,559           398,589
                                          -------------       -------------       --------------    --------------

Expenses:
   Asset management fee, affiliate               44,063              43,369              132,190           126,165
   General and administrative,
     (includes reimbursements to an
     affiliate of $168,921 and $122,885
      in 2002 and 2001, respectively)            54,355              75,208              288,902           222,195
   Provision for valuation of advances
     in Local Limited Partnerships               13,030                   -              186,804                 -
   Amortization                                  16,400              16,400               49,202            49,202
                                          -------------       -------------       --------------    --------------
       Total Expenses                           127,848             134,977              657,098           397,562
                                          -------------       -------------       --------------    --------------

Income (loss) before equity in income
   (losses) of Local Limited Partnerships      (123,137)           (145,122)            (530,539)            1,027

Equity in income (losses) of Local
   Limited Partnerships (Note 1)               (452,200)            216,779             (324,469)         (104,739)
                                          -------------       -------------       --------------    --------------

Net Income (Loss)                         $    (575,337)      $      71,657       $     (855,008)   $     (103,712)
                                          =============       =============       ==============    ==============

Net Income (Loss) allocated:
   To General Partners                    $      (5,753)      $         717       $       (8,550)   $       (1,037)
   To Limited Partners                         (569,584)             70,940             (846,458)         (102,675)
                                          -------------       -------------       --------------    --------------
                                          $    (575,337)      $      71,657       $     (855,008)   $     (103,712)
                                          =============       =============       ==============    ===============

Net Income (Loss) per Limited Partner
   Unit (68,043 Units)                    $       (8.37)      $        1.04       $       (12.44)   $       (1.51)
                                          ==============       =============       ==============    =============



The accompanying notes are an integral part of these financial statements.

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)





                                                         Initial        Investor        Net
                                        General          Limited        Limited      Unrealized
                                        Partners        Partners       Partners         Gains          Total
                                      -------------  -------------    ------------  -------------  -------------

Balance at March 31, 2002             $    (442,006) $       5,000    $ 15,345,058  $       7,398  $  14,915,450
                                      -------------  -------------    ------------  -------------  -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -              -               -         (3,075)        (3,075)
   Net Loss                                  (8,550)             -        (846,458)             -       (855,008)
                                      -------------  -------------   -------------  -------------  -------------
Comprehensive Loss                           (8,550)             -        (846,458)        (3,075)      (858,083)
                                      -------------  -------------   -------------  -------------  -------------

Balance at December 31, 2002          $    (450,556) $       5,000   $  14,498,600  $       4,323  $  14,057,367
                                      ==============  =============   =============  =============  =============

The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                                2002                  2001
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (638,267)        $    (449,207)

Net cash provided by investing activities                                        248,865               803,395
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                            (389,402)              354,188
Cash and cash equivalents, beginning                                             747,914               418,233
                                                                           -------------         -------------
Cash and cash equivalents, ending                                          $     358,512         $     772,421
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  43,937,141

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $10,238,608)                                                         (25,645,323)

Cumulative cash distributions received from Local Limited Partnerships                          (3,687,289)
                                                                                             --------------

Investments in Local Limited Partnerships before adjustment                                     14,604,529

Excess of investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,088,512)
                                                                                             --------------

Investments in Local Limited Partnerships before reserve for valuation                          17,129,854

Reserve for valuation of investments in Local Limited Partnerships                              (3,314,499)
                                                                                             --------------

Investments in Local Limited Partnerships                                                    $  13,815,355
                                                                                             ==============

For the nine months ended December 31, 2002, the Partnership advanced $186,804 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2002 is $1,378,138. For the nine months ended December 31, 2002, the Partnership has not recognized $1,053,669 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of $358,512, as compared to $747,914 at March 31, 2002. The decrease is primarily attributable to cash used for operating activities and advances to a Local Limited Partnership. The decrease is partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2002, on a cash basis, approximately $663,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of December 31, 2002, net claims against these Reserves total approximately $421,000 making Reserves available after claims approximately $242,000.

To date, professional fees relating to various Property issues totaling approximately $1,419,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2002, the Partnership has advanced approximately $1,288,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $952,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2002.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2002 resulted in a net loss of $575,337, as compared to net income of $71,657 for the same period in 2001. The change between years is primarily attributable to an increase in equity in losses of Local Limited Partnerships. The equity in losses between years changed due to increased operating expenses at several Local Limited Partnerships.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2002 resulted in a net loss of $855,008, as compared to a net loss of $103,712 for the same period in 2001. The change between years is primarily attributable to a recovery of provision for valuation of advances to Local Limited Partnerships of $352,080 for the reimbursement during 2001 of advances made to one Local Limited Partnership in previous years, an increase in general and administrative expenses and an increase in equity in losses of Local Limited Partnerships. The increase in general and administrative expense is primarily due to a change in the estimate of amounts due to an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31 2002, which are being expensed in the nine months ended December 31, 2002. Also, during the 2002 period, the Partnership recorded a provision for valuation of advances to Local Limited Partnerships of $186,804. The change in equity in losses of Local Limited Partnerships in the result of increased operating expenses at several Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. Beginning in 2004 and continuing through 2006, the compliance period of the 22 properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner with respect to 4 of these investments. It is unlikely that the disposition of any of these 4 Local Limited Partnership interests will generate any material cash distributions to the Partnership. For further information regarding these investments, please refer to the Annual Report.

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of the each property's compliance period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of all the Local Limited Partnership interests and other assets of the Partnership.

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of the Partnership's interest in certain Properties. The following Property discussion focuses only on such Properties.

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

During 2001, fire destroyed two of the buildings at Bentley Court, which comprise 32 of the 273 units at the Property, and the destroyed buildings were determined to be a total loss. Insurance proceeds covered the cost to rebuild both buildings and the reconstructed units were ready for occupancy during late 2001. Currently, weak market conditions have caused Bentley Court to be unable to establish a stabilized occupancy. The property operates at a deficit and the Managing General Partner has advanced Partnership Reserves to enable the Property to stay current on its financial obligations.

BK Apartments, located in Jamestown, North Dakota, continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new nonprofit general partner. In addition, the new Local General Partner has the right to call the remaining interest after the Tax Credit period has expired. The Property currently operates below break-even and the new Local General Partner has funded the deficits.

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

The Managing General Partner has negotiated an agreement to transfer of the Local General Partner interest in West Pine (Imperial, Pennsylvania) to the Allegheny County Housing Authority ("ACHA"). The transaction is contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). Should the potential transaction receive HUD approval, the Managing General Partner would also execute a disposition agreement for the Partnership's interest in the Property to an affiliate of the ACHA. West Pine generated its final year of Tax Credits during 2001.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                    99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    February 14, 2003                 BOSTON FINANCIAL QUALIFIED HOUSING
                                            TAX CREDITS L.P. IV

                                            By:    Arch Street VIII, Inc.,
                                            its Managing General Partner




                                            /s/Jenny Netzer
                                            --------------------------------
                                            Jenny Netzer
                                            Principal, Head of Housing and
                                            Community Investment

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


Date:   February 14, 2003                       /s/Jenny Netzer
                                                -------------------------------
                                                Jenny Netzer
                                                Principal, Head of Housing and
                                                Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                                /s/Jenny Netzer
                                                ---------------------------
                                                Jenny Netzer
                                                Principal, Head of Housing and
                                                Community Investment

                                                Date:  February 14, 2003