Form 10KSB
period 2003-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2003-06-27
CIK 845035

June 27, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Form 10-KSB Annual Report for Year Ended March 31, 2003
       File Number 0-19765


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

For the fiscal year ended                       March 31, 2003

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

(State or other jurisdiction of            (I.R.S.Employer Identification No.)
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $67,653,000 as of March 31, 2003

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

  "Estimated Use of Proceeds"                                                     Part III, Item 12

  "Management Compensation and Fees"                                              Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                                                      Part III, Item 12




             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


PART I                                                                        Page No.

   Item  1    Business                                                          K-3
   Item  2    Properties                                                        K-6
   Item  3    Legal Proceedings                                                 K-13
   Item  4    Submission of Matters to a
              Vote of Security Holders                                          K-14

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                               K-14
   Item  6    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     K-14
   Item  7    Financial Statements and Supplementary Data                       K-19
   Item  8    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure K-19


PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                                 K-19
   Item 10    Management Remuneration                                           K-20
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                             K-20
   Item 12    Certain Relationships and Related
              Transactions                                                      K-21
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                               K-22

CONTROLS AND PROCEDURES                                                         K-23

SIGNATURES                                                                      K-24

CERTIFICATIONS                                                                  K-25


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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


   Properties Owned by Local
      Limited Partnerships                                                                      Date Interest
                                                           Location                                Acquired
  -----------------------------                      ---------------------                      ---------------

     Brookscrossing                                  Atlanta, GA                                 06/30/89
     Dorsett Apartments                              Philadelphia, PA                            10/20/89
     Willow Ridge                                    Prescott, AZ                                08/28/89
     Town House Apartments                           Allentown, PA                               12/26/89
     Lancaster House North                           Lancaster, PA                               03/13/89
     Sencit Towne House                              Shillington, PA                             12/26/89
     Pinewood Terrace (1)                            Rusk, TX                                    12/27/89
     Justin Place (1)                                Justin, TX                                  12/27/89
     Grandview (1)                                   Grandview, TX                               12/27/89
     Hampton Lane                                    Buena Vista, GA                             12/20/89
     Audobon (1)                                     Boston, MA                                  12/22/89
     Bent Tree (1)                                   Jackson, TX                                 12/27/89
     Royal Crest (1)                                 Bowie, TX                                   12/27/89
     Nocona Terrace (1)                              Nocona, TX                                  12/27/89
     Pine Manor (1)                                  Jacksboro, TX                               12/27/89
     Hilltop (1)                                     Rhome, TX                                   12/27/89
     Valley View (1)                                 Valley View, TX                             12/27/89
     Bentley Court                                   Columbia, SC                                12/26/89
     Orocovix IV                                     Orocovix, PR                                12/30/89
     Leawood Manor                                   Leawood, KS                                 12/29/89
     Pecan Hill (1)                                  Bryson, TX                                  12/28/89
     Carolina Woods                                  Greensboro, NC                              01/31/90
     Mayfair Mansions                                Washington, DC                              03/21/90
     Oakview Square                                  Chesterfield, MI                            03/22/89
     Whitehills II                                   Howell, MI                                  04/21/90
     Orchard View                                    Gobles, MI                                  04/29/90
     Lakeside Square                                 Chicago, IL                                 05/17/90
     Lincoln Green                                   Old Town, ME                                03/21/90
     Brown Kaplan (1)                                Boston, MA                                  07/01/90
     Green Tree Village                              Greenville, GA                              07/06/90
     Canfield Crossing                               Milan, MI                                   08/20/90
     Findlay Market (1)                              Cincinnati, OH                              08/15/90
     Seagraves (1)                                   Seagraves, TX                               11/28/90
     West Pine                                       Findlay, PA                                 12/31/90
     BK Apartments                                   Jamestown, ND                               12/01/90
     46th & Vincennes                                Chicago, IL                                 03/29/91
     Gateway Village Garden (1)                      Azle, TX                                    06/24/91

(1) The Partnership no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships:
Sencit Towne House, L.P., Allentown Towne House, L.P. and Prince Street Towers, L.P., representing 12.83%, have AIMCO Properties as Local General Partner; Green Tree Village, L.P. and Buena Vista, L.P., representing 0.69%, have Boyd Management, Inc. as Local General Partner; and Whitehills Apartments Co., L.P., Milan Apartments Co., L.P. and Gobles LDHA, L.P., representing 1.29%, have First Centrum as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street IV Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend Lease"), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-two Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%.

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



                                                  Capital Contributions
                                                 Total            Total Paid       Mtge. Loans
Local Limited Partnership    Number of        Committed at           through       payable at                          Occupancy at
Property Name                Apt. Units       March 31, 2003         March 31,     December 31,        Type of           March 31,
Property Location                                                     2003             2002             Subsidy*           2003
---------------------------------------     ------------     ----------------     --------------     ----------------   -----------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                    224           $3,363,776           $3,363,776          $5,742,733            None               95%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                   134            2,125,000            2,125,000           2,932,010            None               95%

Leawood Associates, L.P.
   A Limited Partnership
Leawood Manor
Leawood, KS                    254            7,497,810            7,497,810           7,967,760            None               81%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA                58            2,482,107            2,482,107           1,882,352          Section 8            97%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                  160            1,589,403            1,589,403           6,129,032          Section 8            99%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                  201            1,996,687            1,996,687           7,192,260          Section 8            98%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                201            1,996,687            1,996,687           4,783,840          Section 8            99%





                                                   Capital Contributions
                                                   Total            Total Paid          Mtge. Loans
Local Limited Partnership       Number of        Committed at         through           payable at                     Occupancy at
Property Name                  Apt. Units       March 31, 2003       March 31,         December 31,        Type of      March 31,
Property Location                                                      2003                2002             Subsidy*      2003
--------------------------   -------------     ------------     ----------------     --------------     --------------  -----------
East Rusk Housing Associates, LTD (1)
Pinewood Terrace Apartments
Rusk, TX

Gateway Housing Associates, LTD (1)
Gateway Village Garden Apts.
Azle, TX

Justin Housing Associates, LTD (1)
Justin Place
Justin, TX

Grandview Housing Associates, LTD (1)
Grandview
Grandview, TX

Buena Vista Limited Partnership
Hampton Lane (Buena Vista)
Buena Vista, GA                  24              153,474              153,474             708,097            None              100%

Audobon Group, L.P.
   A Massachusetts Limited Partnership (1)
Audobon
Boston, MA

Bent Tree Housing Associates (1)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (1)
Royal Crest (Bowie)
Bowie, TX



                                                      Capital Contributions
                                                    Total           Total Paid          Mtge. Loans
Local Limited Partnership        Number of        Committed at        through           payable at                     Occupancy at
Property Name                    Apt. Units       March 31, 2003      March 31,         December 31,        Type of     March 31,
Property Location                                                       2003                2002             Subsidy*        2003
------------------------------ ---------------   ------------     ----------------     --------------     -------------  ----------

Nocona Terrace Housing
   Associates, LTD (1)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (1)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (1)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LTD (1)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                    273            5,000,000            5,000,000           6,696,328            None               93%

Bryson Housing Associates, LTD (1)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                     40              361,444              361,444           1,626,164            FmHA              100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                   48            1,000,000            1,000,000             924,641            None               90%






                                                  Capital Contributions
                                                  Total            Total Paid          Mtge. Loans
Local Limited Partnership     Number of        Committed at          through           payable at                     Occupancy at
Property Name                 Apt. Units       March 31, 2003       March 31,         December 31,        Type of       March 31,
Property Location                                                     2003                2002             Subsidy*       2003
---------------------------------------     ------------     ----------------     --------------     ----------------    ----------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                  569            4,250,000            4,250,000          18,107,963          Section 8            96%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI                192            5,299,652            5,299,652           5,808,581            None               90%

Whitehills II Apartments Company
   Limited Partnership
Whitehills II
Howell, MI                       24              169,276              169,276             745,442            FmHA              100%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                       24              162,022              162,022             728,874            FmHA              100%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                     308            3,978,813            3,978,813           5,126,935          Section 8           100%

Lincoln Green Associates, A Limited
   Partnership
Lincoln Green
Old Towne, ME                    30              352,575              352,575           1,639,648          Section 8           100%

Brown Kaplan Limited Partnership (1)
Brown Kaplan
Boston, MA


                                                   Capital Contributions
                                                Total            Total Paid          Mtge. Loans
Local Limited Partnership    Number of        committed at         through           payable at                        Occupancy at
Property Name                Apt. Units       March 31, 2003       March 31,         December 31,        Type of         March 31,
Property Location                                                    2003                2002             Subsidy*         2003
---------------------------------------     ------------     ----------------     --------------     ----------------  -------------

Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                   24              145,437              145,437             650,138            FmHA              100%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                        32              230,500              230,500           1,003,906            FmHA               97%

Findlay Market Limited Partnership (1)
Findlay Market
Cincinnati, OH

Seagraves Housing Associates, LTD. (1)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                      38              313,445              313,445           1,657,194            FmHA               79%

B-K Apartments Limited Partnership
BK Apartments
Jamestowne, ND                   48              290,000              290,000             747,390          Section 8            81%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                      28              751,120              751,120           1,317,252          Section 8            79%
                             ------        -------------        -------------       -------------
                              2,934        $  43,509,228       $   43,509,228       $  84,118,540



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

Three Local Limited Partnerships invested in by the Partnership, Leawood Associates, L.P., A Limited Partnership, Oakview Square Limited Partnership, A Michigan Limited Partnership on Bentley Court II Limited Partnership, represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership.

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

Item 3.  Legal Proceedings

As previously reported, Audobon Apartments, located in Boston, Massachusetts, and Brown Kaplan, located in Dorchester, Massachusetts, previously received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Audobon Apartments and Brown Kaplan) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Audobon Apartments and Brown Kaplan to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Audobon Apartments and Brown Kaplan were declared in default on their mortgage obligations.

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

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. In the opinion of the Managing General Partner, there is a substantial risk that the Property and, consequently, the Partnership will suffer significant Tax Credit recapture and/or Tax Credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, the Managing General Partner has decided to fully reserve the Partnership's investment in Bentley Court.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partners of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership which was used to reimburse the Partnership for advances made in previous years.

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

As of March 31, 2003, there were 3,572 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2003 and 2002.

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

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

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

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $105,869,000 and $98,171,000, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $10,554,000 at December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.

Liquidity and capital resources

The Partnership had a decrease in cash and cash equivalents of $158,231 from $747,914 at March 31, 2002 to $589,683 at March 31, 2003. The decrease is mainly attributable to cash used for operations and advances to one Local Limited Partnership. These decreases are partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2003, $691,871 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,423,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2003, the Partnership has advanced approximately $1,291,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $989,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2003. It is not expected that cash available for distribution, if any, will be significant during the 2003 calendar year. Based on the results of 2002 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2003 versus 2002

The Partnership's results of operations for the fiscal year ended March 31, 2003 resulted in a net loss of $1,663,528, as compared to a net loss of $406,429 for the same period in 2002. The increase in net loss is primarily attributable to an increase in general and administrative expenses, an increase in provision for valuation of investments in Local Limited Partnerships, a decrease in recovery of provision for valuation of advances to Local Limited Partnerships and an increase in equity in losses of Local Limited Partnerships. The increase in general and administrative expense is due to increased charges due to an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in the estimate of these amounts related to the year ended March 31, 2002, which are being expensed in the year ended March 31, 2003. The Partnership also incurred an increase in legal expenses as a result of the future sale of the General Partner interest in one Local Limited Partnership. The increase in provision for valuation of investments in Local Limited Partnerships is a result of the Partnership recognizing non-temporary declines in the carrying value of its investment in certain Local Limited Partnerships. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in 2002 made to one Local Limited Partnership in previous years. The increase in equity in losses of Local Limited Partnerships is primarily due to an increase in losses not recognized by the Partnership because cumulative equity in losses and distributions exceeded its total investment in certain Local Limited Partnerships.

Low-income housing tax credits

The 2002 and 2001 Tax Credits per Unit were $1.27 and $15.25, respectively, for individual investors. The Tax Credits per Limited Partner stabilized in 1992. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. Beginning in 2004 and continuing through 2006, the Compliance Period of the twenty-two Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner with respect to seven of these investments. It is unlikely that the disposition of any of these seven Local Limited Partnership interests will generate any material cash distributions to the Partnership.

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of the each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

The Local General Partner of Hampton Lane, located in Buena Vista, Georgia, and Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Properties have generated the majority of their total Tax Credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Properties.

The Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties: Orocovix IV, located in Orocovix, Puerto Rico, Canfield Crossing, located in Milan, Michigan, Orchard View, located in Gobles, Michigan and Whitehills II, located in Howell, Michigan. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property.

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. In the opinion of the Managing General Partner, there is a substantial risk that the Property and, consequently, the Partnership will suffer significant Tax Credit recapture and/or Tax Credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, The Managing General Partner has decided to fully reserve the Partnership's investment in Bentley Court.

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

Currently, weak market conditions have caused Bentley Court to be unable to establish a stabilized occupancy. The Property operates at a deficit, and both the Local General Partner and the Managing General Partner have advanced the Property funds to enable it to stay current on its financial obligations.

BK Apartments, located in Jamestown, North Dakota, continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments Limited Partnership to the Local General Partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. In addition, the new Local General Partner has the right to call the remaining interest after the Compliane Period has expired. The Property currently operates below break-even, and the new Local General Partner has funded the deficits.

Although the neighborhood in which 46 & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. However, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Advances from the Local General Partner's Developer Escrow have enabled the Property to stay current on its loan obligations.

During 1994, the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Property. The IRS subsequently conducted a compliance audit at the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. However, in the opinion of the Managing General Partner, there is a substantial risk that the Property and the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile.

The Managing General Partner has negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to the Allegheny County Housing Authority ("ACHA"). The transaction is contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). Should the potential transaction receive HUD approval, the Managing General Partner would also execute a disposition agreement for the Partnership's interest in the Property to an affiliate of the ACHA. The ACHA has informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Property, pending their assumption of the Local General Partner interest. Currently, the Managing General Partner continues to work with HUD to obtain final approval to transfer the Partnership's remaining interest in the Local Limited Partnership. West Pine generated its final year of Tax Credits in 2001.

Other Transactions

On May 15, 2003, MuniMae Midland announced its intention to acquire Lend Lease's Housing and Community Investing (HCI) business. The newly formed organization, MMA Financial, will combine HCI with MuniMae Midland, a provider of debt and equity financing solutions for the affordable housing market. The transaction remains subject to final due diligence, legal agreements and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transaction by July 1, 2003.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2003 and 2002.

Since most of the Properties benefit from some sort of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for Tax Credits.

Certain properties in which the Partnership has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street VII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in December 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                 Position

Jenny Netzer                Principal, Head of Housing and Community Investment
Michael H. Gladstone        Principal, Member
Lauren M. Guillette         Principal, Member

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

Jenny Netzer, age 47, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 46, Principal, Member - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 38, Principal, Member - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street IV L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2003, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

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

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street IV L.P., Lend Lease nor any of their executive officers, directors, principals or affiliates is the beneficial owner of any Units. None of the foregoing persons possess a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2003 is presented as follows:

 Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partner are to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. From inception through March 31, 2003, $8,351,601 of organization and offering fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the gross offering proceeds. No payments were made or expenses reimbursed in each of two years ended March 31, 2003.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the gross offering proceeds. Acquisition expenses, which included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the gross offering proceeds. Acquisition fees totaling $5,080,756 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2003.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2003 are as follows:

                                                2003               2002

       Asset management fees               $     177,311       $  170,228

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2003 are as follows:

                                                   2003               2002

 Salaries and benefits expense reimbursements  $     243,162       $  158,607

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street IV Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in either of the two years ended March 31, 2003.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2003 is presented in Note 5 to the Financial Statements.

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)  Exhibits

     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2003.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street VIII, Inc.
         its Managing General Partner



     By:   /s/Jenny Netzer                     Date:    June 27, 2003
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                     Date:    June 27, 2003
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone             Date:   June 27, 2003
           Michael H. Gladstone
           Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Qualified Housing Tax Credits L.P. IV:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 27, 2003                           /s/Jenny Netzer
                                                Jenny Netzer
                                                Principal, Head of Housing and
                                                Community Investment

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                             /s/Jenny Netzer
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment

                                             Date:  June 27, 2003

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2003
                                      Index



                                                                                  Page No.

Report of Independent Accountants
     For the years ended March 31, 2003 and 2002                                     F-2

Financial Statements

  Balance Sheet - March 31, 2003                                                     F-3

  Statements of Operations - For the years ended
     March 31, 2003 and 2002                                                         F-4

  Statements of Changes in Partners' Equity -
     For the years ended March 31, 2003 and 2002                                     F-5

  Statements of Cash Flows - For the years ended
     March 31, 2003 and 2002                                                         F-6

  Notes to the Financial Statements                                                  F-7



                        Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $13,046,479 at March 31, 2003, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(654,033) and $(387,761) for the years ended March 31, 2003 and 2002, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As described in Note 7, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002.


/s/PricewaterhouseCoopers LLP
June 24, 2003
Boston, Massachusetts

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2003




Assets

Cash and cash equivalents                                                                      $     589,683
Marketable securities, at fair value (Note 3)                                                        102,188
Investments in Local Limited Partnership (Note 4)                                                 13,046,479
Other assets                                                                                           1,856
   Total Assets                                                                                $  13,740,206

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                      $     423,370
Accrued expenses                                                                                      69,315
   Total Liabilities                                                                                 492,685

General, Initial and Investor Limited Partners' Equity                                            13,244,524
Net unrealized gains on marketable securities                                                          2,997
   Total Partners' Equity                                                                         13,247,521
   Total Liabilities and Partners' Equity                                                      $  13,740,206


    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002




                                                                              2003               2002
Revenue:
   Investment                                                            $      22,151       $      48,817
   Recovery of provision for valuation of advances to
     Local Limited Partnerships                                                      -             639,875
   Other                                                                       109,958              92,945
     Total Revenue                                                             132,109             781,637

Expenses:
   Asset management fees, affiliate  (Note 5)                                  177,311             170,228
   General and administrative (includes reimbursements
    to affiliate in the amounts of  $243,162 and $158,607
     in 2003 and 2002, respectively) (Note 5)                                  396,108             280,958
   Provision for valuation of investments in Local Limited
     Partnerships (Note 4)                                                     312,911                   -
   Provision for valuation of advances to Local
     Limited Partnerships (Note 4)                                             189,671             283,516
   Amortization                                                                 65,603              65,603
     Total Expenses                                                          1,141,604             800,305

Loss before equity in losses of Local Limited
   Partnerships                                                             (1,009,495)            (18,668)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                      (654,033)           (387,761)


Net Loss                                                                 $  (1,663,528)      $    (406,429)

Net Loss allocated:
   General Partners                                                      $     (16,635)      $      (4,064)
   Limited Partners                                                         (1,646,893)           (402,365)
                                                                         $  (1,663,528)      $    (406,429)

Net Loss per Limited Partner
Unit (68,043 Units)                                                      $      (24.20)      $       (5.91)

   The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2003 and 2002


                                                         Initial       Investor             Net
                                           General       Limited        Limited          Unrealized
                                           Partners     Partners       Partners             Losses           Total

Balance at March 31, 2001               $  (437,942)   $   5,000     $  15,747,423    $     7,574    $   15,322,055

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -            -                 -           (176)             (176)
   Net Loss                                  (4,064)           -          (402,365)             -          (406,429)
Comprehensive Loss                           (4,064)           -          (402,365)          (176)         (406,605)

Balance at March 31, 2002                  (442,006)       5,000        15,345,058          7,398        14,915,450

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -            -                 -         (4,401)           (4,401)
   Net Loss                                 (16,635)           -        (1,646,893)             -        (1,663,528)
Comprehensive Loss                          (16,635)           -        (1,646,893)        (4,401)       (1,667,929)

Balance at March 31, 2003               $  (458,641)   $   5,000     $  13,698,165    $     2,997    $   13,247,521


    The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002




                                                                                2003             2002
Cash flows from operating activities
   Net Loss                                                                $ (1,663,528)     $   (406,429)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in losses of Local Limited Partnerships                             654,033           387,761
     Provision for valuation of investments in Local
       Limited Partnerships                                                     312,911                 -
     Provision for valuation of advances to Local
       Limited Partnerships                                                     189,671           283,516
     Recovery of provision for valuation of advances to
       Local Limited Partnerships                                                     -          (639,875)
Amortization                                                                     65,603            65,603
     Net (gain) loss on sales of marketable securities                              459            (2,890)
     Cash distributions included in net loss                                   (105,140)          (70,982)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                               2,529             4,500
       Due to affiliate                                                        (136,085)         (155,587)
       Accrued expenses                                                         (35,504)            5,597
   Net cash used for operating activities                                      (715,051)         (528,786)

Cash flows from investing activities:
   Purchases of marketable securities                                                 -          (399,299)
   Proceeds from sales and maturities
     of marketable securities                                                   313,848           597,374
   Cash distributions received from Local
     Limited Partnerships                                                       432,643           304,033
   Advances to Local Limited Partnerships                                      (189,671)         (283,516)
   Reimbursement of advances to Local Limited
     Partnerships                                                                     -           639,875
Net cash provided by investing activities                                       556,820           858,467

Net increase (decrease) in cash and cash equivalents                           (158,231)          329,681

Cash and cash equivalents, beginning                                            747,914           418,233

Cash and cash equivalents, ending                                          $    589,683      $    747,914

    The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                       Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 4.00% of the gross proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2003, the Managing General Partner has designated $691,871 of cash, cash equivalents and marketable securities as such Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less. At times, cash and cash equivalents exceed federally insurable limits. The Partnership mitigates this risk by investing in major financial institutions.

Marketable Securities

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

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to partners for use in offsetting their Federal income tax liability.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of December 31, 2002 and 2001.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross        Gross
                                                                  Unrealized  Unrealized         Fair
                                                    Cost             Gains       Losses          Value
     Debt securities issued by the
       US Treasury and other US
       government corporations and agencies      $    99,191     $    2,997   $         -     $   102,188

     Marketable securities
       at March 31, 2003                         $    99,191     $    2,997   $         -     $   102,188


The contractual maturities at March 31, 2003 are as follows:
                                                                                                Fair
                                                                               Cost             Value

     Due in less than one year                                             $    99,191       $   102,188



Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $23,000 during the year ended March 31, 2002. Proceeds from the maturities of marketable securities were approximately $314,000 and $574,000 during the years ended March 31, 2003 and 2002, respectively. Included in investment income are gross gains of $308 and $2,890 that were realized on the sales during the years ended March 31, 2003 and 2002, respectively and gross losses of $767 that were realized on the sales during the year ended March 31, 2003.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships             $  43,940,008

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $10,554,407)                                                         (25,974,065)
Cumulative cash distributions received from Local Limited Partnerships                          (3,798,111)

Investments in Local Limited Partnerships before adjustments                                    14,167,832

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,104,913)

Investments in Local Limited Partnerships before reserve for valuation                          16,676,756

Reserve for valuation of investments in Local Limited Partnerships                              (3,630,277)

Investments in Local Limited Partnerships                                                    $  13,046,479



For the year ended March 31, 2003, the Partnership advanced $189,671 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4. Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2002 and 2001 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2002                2001
Assets:
   Investment property, net                                                  $     92,273,782    $    96,256,438
   Other assets                                                                    13,594,812         13,381,471
       Total Assets                                                          $    105,868,594    $   109,637,909

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     84,118,540    $    86,069,893
   Other liabilities                                                               14,052,087         13,439,123
       Total Liabilities                                                           98,170,627         99,509,016

Partnership's equity                                                                3,170,362          5,523,487
Other partners' equity                                                              4,527,605          4,605,406
       Total Partners' Equity                                                       7,697,967         10,128,893
       Total Liabilities and Partners' Equity                                $    105,868,594    $   109,637,909

Summarized Income Statements - for the years ended December 31,

Rental and other revenue                                                     $     22,639,831    $    22,209,158

Expenses:
   Operating                                                                       13,300,991         12,706,903
   Interest                                                                         5,711,939          5,989,552
   Depreciation and amortization                                                    5,199,828          5,104,429
       Total Expenses                                                              24,212,758         23,800,884
Net Loss                                                                     $     (1,572,927)   $    (1,591,726)


Partnership's share of Net Loss                                              $     (2,022,679)   $    (1,976,719)
Other partners' share of Net Loss                                            $        449,752    $       384,993



For the years ended March 31, 2003 and 2002, the Partnership has not recognized $1,368,646 and $1,588,958, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's equity as reflected by the Local Limited Partnerships of $3,170,262 differs from the Partnership's investments in Local Limited Partnerships before adjustments of $14,167,832 primarily because of cumulative unrecognized losses as described above and advances made to Local Limited Partnerships which the Partnership includes in investments in Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $177,311 and $170,228 for the years ended March 31, 2003 and 2002, respectively. As of March 31, 2003, $220,966 is payable to an affiliate of the Managing General Partner for Asset Management Fees. During the years ended March 31, 2003 and 2002, $443,656 and $100,000, respectively, were paid out of available cash flow to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2003 and 2002 is $243,162 and $158,607, respectively, that the Partnership has incurred for these expenses. As of March 31, 2003, $202,404 is payable to an affiliate of the Managing General Partner for salaries and benefits.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2003 and 2002 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2002 and 2001:

                                                                                    2003              2002
Net Loss per financial statements                                               $  (1,663,528)   $    (406,429)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax
   (financial reporting) purposes                                                    (647,504)         158,505

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                    (1,368,646)      (1,588,958)

Adjustment to reflect March 31 fiscal year end to December 31 tax
   year end                                                                           139,204         (131,252)

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                    312,911                -

Provision for valuation of advances to Local Limited Partnerships
   not deductible for tax purposes                                                    189,671          283,516

Recovery of provision for valuation of advances to Local Limited
   Partnerships recognized for financial reporting purposes                                 -         (639,875)

Loss on liquidation of investments in Local Limited Partnerships
   for tax purposes                                                                         -         (160,906)

Amortization not deductible for tax purposes                                           65,603           65,603

Cash distributions included in net loss for financial  reporting purposes            (174,567)          (1,554)

Net Loss per tax return                                                         $  (3,146,856)   $  (2,421,350)

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2003 and December 31, 2002, respectively are as follows:

                                                        Financial
                                                        Reporting              Tax
                                                        Purposes            Purposes         Differences

Investments in Local Limited Partnerships           $   13,046,479       $   6,143,336      $   6,903,143
Other assets                                        $      693,727       $   9,013,781      $  (8,320,054)
Liabilities                                         $      492,685       $     424,491      $      68,194


The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $11,751,000 greater than for financial reporting purposes, including approximately $10,554,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the Partnership has provided a reserve for valuation of approximately $3,630,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $1,105,000 of amortization has been deducted for financial reporting purposes only; and (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes and charged to Limited Partners' equity for financial reporting purposes.

7.   Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $105,869,000 and $98,171,000 respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $10,554,000 at December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.