Form 10QSB
period 2003-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2003-08-13
CIK 845035

August 14, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended June 30, 2003
       File Number 0-19765

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

For the quarterly period ended        June 30, 2003

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


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003                                               1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2003 and 2002                                                   2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2003                                3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2003 and 2002                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

Item 3.  Controls and Procedures                                                                12

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                      $     422,408
Marketable securities, at fair value                                                                 101,375
Investments in Local Limited Partnerships (Note 1)                                                12,691,251
Other assets                                                                                             675
   Total Assets                                                                                $  13,215,709

Liabilities and Partners' Equity

Due to affiliate                                                                               $     284,358
Accrued expenses                                                                                      60,041
   Total Liabilities                                                                                 344,399

General, Initial and Investor Limited Partners' Equity                                            12,869,126
Net unrealized gains on marketable securities                                                          2,184
   Total Partners' Equity                                                                         12,871,310
   Total Liabilities and Partners' Equity                                                      $  13,215,709


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                              2003                 2002
Revenue:
   Investment                                                            $       2,666         $       7,610
   Other                                                                        70,073                 4,475
     Total Revenue                                                              72,739                12,085

Expenses:
   Asset management fees, affiliate                                             45,121                44,063
   Provision for valuation of advances to Local
     Limited Partnerships                                                        1,956               167,278
   General and administrative (includes reimbursements
     to affiliate in the amounts of  $40,867 and $86,054
     in 2003 and 2002, respectively)                                            70,832               128,690
   Amortization                                                                 11,994                16,401
     Total Expenses                                                            129,903               356,432

Loss before equity in income (losses) of Local
   Limited Partnerships                                                        (57,164)             (344,347)

Equity in income (losses) of Local Limited Partnerships (Note 1)              (318,234)              106,019

Net Loss                                                                 $    (375,398)        $    (238,328)

Net Loss allocated:
   General Partners                                                      $      (3,754)        $      (2,383)
   Limited Partners                                                           (371,644)             (235,945)
                                                                         $    (375,398)        $    (238,328)

Net Loss per Limited Partner Unit (68,043 Units)                         $       (5.46)        $       (3.47)


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)



                                                     Initial          Investor         Net
                                     General         Limited           Limited     Unrealized
                                     Partners       Partners          Partners        Gains           Total

Balance at March 31, 2003           $   (458,641)  $     5,000    $   13,698,165   $     2,997   $  13,247,521

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -          (813)           (813)
   Net Loss                              (3,754)             -          (371,644)            -        (375,398)
Comprehensive Loss                       (3,754)             -          (371,644)         (813)       (376,211)

Balance at June 30, 2003            $  (462,395)   $     5,000    $   13,326,521   $     2,184   $  12,871,310


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                2003                  2002

Net cash used for operating activities                                     $    (260,392)        $    (600,269)

Net cash provided by (used for) investing activities                              93,117               (19,185)

Net decrease in cash and cash equivalents                                       (167,275)             (619,454)

Cash and cash equivalents, beginning                                             589,683               747,914

Cash and cash equivalents, ending                                          $     422,408         $     128,460




The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships
     and purchase price paid to withdrawing partners of Local Limited Partnerships           $    43,941,964

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
     unrecognized losses of $11,041,888)                                                         (26,222,226)
Cumulative cash distributions received from Local Limited Partnerships                            (3,893,184)

Investments in Local Limited Partnerships before adjustments                                      13,826,554

Excess investment cost over the underlying assets acquired:

     Acquisition fees and expenses                                                                 3,613,837

     Cumulative amortization of acquisition fees and expenses                                     (1,116,907)

Investments in Local Limited Partnerships before reserve for valuation                            16,323,484

Reserve for valuation of investments in Local Limited Partnerships                                (3,632,233)

Investments in Local Limited Partnerships                                                    $    12,691,251


For the three months ended June 30, 2003, the Partnership advanced $1,956 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation of its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2003 is $735,642. For the three months ended June 30, 2003, the Partnership has not recognized $417,408 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $167,275 from $589,683 at March 31, 2003 to $422,408 at June 30, 2003. The decrease is primarily attributable to cash used for operations and advances to a Local Limited Partnership offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2003, $523,783 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,428,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

voluntarily provide such funds in order to protect its investment. As of June 30, 2003, the Partnership has advanced approximately $1,293,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $827,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2003.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2003 resulted in a net loss of $375,398 as compared to a net loss of $238,328 for the same period in 2002. The change between years is primarily attributable to an increase in equity in losses, partially offset by an increase in other income as well as a decrease in provision for valuation of advances to Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships is due to an increase in maintenance expenses at one Local Limited Partnership. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation of advances to Local Limited Partnerships is due to a decrease in advances to one Local Limited Partnership.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception the Partnership has generated Tax Credits, net of recapture, of approximately $1,285 per Limited Partnership Unit with an immaterial amount of Tax Credits expected to be generated during 2003 and 2004.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in recapture of a portion of the property's Tax Credits. Between 2003 and continuing through 2006, the Compliance Period of the twenty-two Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in eight Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Period and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of the each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

Property Discussions

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

The Local General Partner of Hampton Lane, located in Buena Vista, Georgia, and Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Properties have generated the majority of their total Tax Credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships.

The Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Local Limited Partnerships: Orocovix IV, located in Orocovix, Puerto Rico, Canfield Crossing, located in Milan, Michigan, Orchard View, located in Gobles, Michigan and Whitehills II, located in Howell, Michigan. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Local Limited Partnerships at any time in exchange for a contingent note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Local Limited Partnerships in any other manner, the Partnership will be required to pay a $2,500 termination fee per Local Limited Partnership.

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

Previously, weak market conditions had caused Bentley Court to be unable to establish a stabilized occupancy. The Property operates at a deficit, and both the Local General Partner and the Managing General Partner have advanced the Property funds to enable it to stay current on its financial obligations. Operations have stabilized more recently, with higher occupancy and appropriate debt service coverage and working capital levels.

BK Apartments, located in Jamestown, North Dakota, continues to operate at a deficit. As previously reported, in November 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of the Local Limited Partnership to the Local General Partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. In addition, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired. The Property currently operates below break-even, and the new Local General Partner has funded the deficits. The Property remains current on its debt obligations.

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

During 1994, the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. However, occupancy has stabilized and working capital levels are adequate.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Should the potential transaction receive HUD approval, the Managing General Partner would also execute a disposition agreement for the Partnership's interest in the Local Limited Partnership to an affiliate of the ACHA. The ACHA has informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Currently, the Managing General Partner continues to work with HUD to obtain final approval to transfer the Partnership's remaining interest in the Local Limited Partnership. West Pine generated its final year of Tax Credits in 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2003                      BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. IV

                                             By:  Arch Street IV, Inc.,
                                                  its Managing General Partner



                                                  /s/Jenny Netzer
                                                  Jenny Netzer
                                                  Executive Vice President
                                                  MMA Financial, LLC