Form 10QSB
period 2003-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2003-11-13
CIK 845035

November 14, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended September 30, 2003 File Number 0-19765

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

For the quarterly period ended                September 30, 2003
                                       --------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               --------------        -------------------

           Commission file number 0-19765

   Boston Financial Qualified Housing Tax Credits L.P. IV
--------------------------------------------------------
   (Exact name of registrant as specified in its charter)


                 Massachusetts                             04-3044617
----------------------------------------------           -------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


        101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------------------  ---------------------
       (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003                                          1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2003 and 2002                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2003                             3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2003 and 2002                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

Item 3.  Controls and Procedures                                                                12

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                      $     411,646
Marketable securities, at fair value                                                                 100,438
Investments in Local Limited Partnerships (Note 1)                                                12,630,563
Other assets                                                                                           1,850
                                                                                               -------------
   Total Assets                                                                                $  13,144,497
                                                                                               =============

Liabilities and Partners' Equity

Due to affiliate                                                                               $     370,204
Accrued expenses                                                                                      72,762
                                                                                               -------------
   Total Liabilities                                                                                 442,966
                                                                                               -------------

General, Initial and Investor Limited Partners' Equity                                            12,700,284
Net unrealized gains on marketable securities                                                          1,247
                                                                                               -------------
   Total Partners' Equity                                                                         12,701,531
                                                                                               -------------
   Total Liabilities and Partners' Equity                                                      $  13,144,497
                                                                                               =============
The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                   Three Months Ended                    Six Months Ended
                                          September 30,       September 30,       September 30,September 30,
                                                 2003               2002               2003                2002
                                          --------------      --------------      --------------     ---------------
Revenue:
   Investment                             $        2,034      $        5,103      $        4,700     $        12,713
   Other                                          11,484             104,660              81,557             109,135
                                          --------------      --------------      --------------     ----------------
       Total Revenue                              13,518             109,763              86,257             121,848
                                          --------------      --------------      --------------     ---------------

Expenses:
   Asset management fees, affiliate               45,121              44,064              90,242              88,127
   Provision for valuation of advances to
     Local Limited Partnerships                    7,008               6,496               8,964             173,774
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $81,592 and $153,048 in 2003
     and 2002, respectively)                      69,543             105,857             140,375             234,547
   Amortization                                   11,994              16,401              23,988              32,802
                                          --------------      --------------      --------------     ---------------
       Total Expenses                            133,666             172,818             263,569             529,250
                                          --------------      --------------      --------------     ---------------

Loss before equity in income
  (losses) of Local Limited Partnerships        (120,148)            (63,055)           (177,312)           (407,402)

Equity in income (losses) of Local
  Limited Partnerships (Note 1)                  (48,694)             21,712            (366,928)            127,731
                                          --------------      --------------      --------------     ---------------

Net Loss                                  $     (168,842)     $      (41,343)     $     (544,240)    $      (279,671)
                                          ==============      ==============      ==============     ================

Net Loss allocated:
   General Partners                       $       (1,688)     $         (414)     $       (5,442)    $        (2,797)
   Limited Partners                             (167,154)            (40,929)           (538,798)           (276,874)
                                          --------------      --------------      --------------     ---------------
                                          $     (168,842)     $      (41,343)     $     (544,240)    $      (279,671)
                                          ==============      ==============      ==============     ===============

Net Loss per Limited Partner
Unit (68,043 Units)                       $        (2.46)     $       (0.60)      $        (7.92)    $         (4.07)
                                                  =======            =======              =======             =======


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)



                                                     Initial           Investor         Net
                                     General         Limited           Limited     Unrealized
                                     Partners       Partners          Partners        Gains           Total
                                    ------------   -----------    --------------   -----------   -------------

Balance at March 31, 2003           $   (458,641)  $     5,000    $   13,698,165   $     2,997   $  13,247,521
                                    ------------   -----------    --------------   -----------   -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -        (1,750)         (1,750)
   Net Loss                              (5,442)             -          (538,798)            -        (544,240)
                                    -----------    -----------    --------------   -----------   -------------
Comprehensive Loss                       (5,442)             -          (538,798)       (1,750)       (545,990)
                                    -----------    -----------    --------------   -----------   -------------

Balance at September 30, 2003       $  (464,083)   $     5,000    $   13,159,367   $     1,247   $  12,701,531
                                    ===========    ===========    ==============   ===========   =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                2003                  2002
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (275,630)        $    (616,361)

Net cash provided by investing activities                                         97,593               212,102
                                                                           -------------         -------------

Net decrease in cash and cash equivalents                                       (178,037)             (404,259)

Cash and cash equivalents, beginning                                             589,683               747,914
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     411,646         $     343,655
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships
     and purchase price paid to withdrawing partners of Local Limited Partnerships           $    43,948,972

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
     unrecognized losses of $11,357,583)                                                         (26,259,436)
Cumulative cash distributions received from Local Limited Partnerships                            (3,904,668)
                                                                                             ---------------

Investments in Local Limited Partnerships before adjustments                                      13,784,868

Excess investment cost over the underlying assets acquired:

     Acquisition fees and expenses                                                                 3,613,837

     Cumulative amortization of acquisition fees and expenses                                     (1,128,901)
                                                                                             ---------------

Investments in Local Limited Partnerships before reserve for valuation                            16,269,804

Reserve for valuation of investments in Local Limited Partnerships                                (3,639,241)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $    12,630,563
                                                                                             ===============

For the six months ended September 30, 2003, the Partnership advanced $8,964 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation of its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2003 is $1,088,547. For the six months ended September 30, 2003, the Partnership has not recognized $721,619 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $178,037 from $589,683 at March 31, 2003 to $411,646 at September 30, 2003. The decrease is primarily attributable to cash used for operations and advances to a Local Limited Partnership offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2003, $512,084 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,428,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

voluntarily provide such funds in order to protect its investment. As of September 30, 2003, the Partnership has advanced approximately $1,300,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $822,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2003.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2003 resulted in a net loss of $168,842 as compared to a net loss of $41,343 for the same period in 2002. The change between years is primarily attributable to an increase in equity in losses and a decrease in other income, partially offset by a decrease in general and administrative expenses. The increase in equity in losses of Local Limited Partnerships is due to increased operating expenses at several Local Limited Partnerships. The decrease in other income is due to a reduction in distributions from Local Limited Partnerships with carrying values of zero. General and administrative expenses decreased primarily due to a reduction in charges from an affiliate to reflect a more current actual cost of services provided to the Partnership.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2003 resulted in a net loss of $544,240 as compared to a net loss of $279,671 for the same period in 2002. The change between years is primarily attributable to an increase in equity in losses, partially offset by a decrease in provision for valuation of advances to Local Limited Partnerships and a decrease in general and administrative expenses. The increase in equity in losses of Local Limited Partnerships is due to an increase in operating expenses at several Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnerships is due to a decrease in advances to one Local Limited Partnership. General and administrative expenses decreased primarily due to a reduction in charges from an affiliate to reflect a more current actual cost of services provided to the partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,285 per Limited Partnership Unit with an immaterial amount of Tax Credits expected to be generated during 2003 and 2004.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in recapture of a portion of the Property's Tax Credits. Between 2003 and continuing through 2006, the Compliance Period of the twenty-two Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in eight Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Period and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

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


As previously reported, the Local General Partner of Hampton Lane, located in Buena Vista, Georgia, and Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Properties have generated the majority of their total Tax Credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to an unaffiliated entity or its designee with respect to the following Local Limited
Partnerships: Orocovix IV, located in Orocovix, Puerto Rico, Canfield Crossing, located in Milan, Michigan,

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


As previously reported, in June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. In the opinion of the Managing General Partner, there is a substantial risk that the Property and, consequently, the Partnership will suffer significant Tax Credit recapture and/or Tax Credit disallowance. However, it is not possible to quantify the risk at this time. As a result of the continuing tax issues at this Property, The Managing General Partner has decided to fully reserve the Partnership's investment in Bentley Court.


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


Previously, weak market conditions had caused Bentley Court to be unable to establish a stabilized occupancy. However, recent strong occupancy has enabled the Property to operate above breakeven during 2003 with appropriate debt service coverage and working capital levels. Previously, both the Local General Partner and the Managing General Partner had advanced the Property funds to enable it to stay current on its financial obligations.

As previously reported, in November 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestown, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after September 1, 2001. In addition, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired. The Property currently operates below break-even, and the new Local General Partner has funded the deficits. The Property remains current on its debt obligations.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)


As previously reported, although the neighborhood in which 46 & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. However, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Advances from the Local General Partner's Developer Escrow have enabled the Property to stay current on its loan obligations.

As previously reported, during 1994, the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. However, occupancy has stabilized and working capital levels are adequate.

As previously reported, the Managing General Partner has negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to the Allegheny County Housing Authority ("ACHA"). The transaction is contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). Should the potential transaction receive HUD approval, the Managing General Partner would also execute a disposition agreement for the Partnership's interest in the Local Limited Partnership to an affiliate of the ACHA. The ACHA has informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Currently, the Managing General Partner continues to work with HUD to obtain final approval to transfer the Partnership's remaining interest in the Local Limited Partnership. West Pine generated its final year of Tax Credits in 2001.


Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2003       BOSTON FINANCIAL QUALIFIED HOUSING
                                TAX CREDITS L.P. IV

                                By:  Arch Street IV, Inc.,
                                its Managing General Partner



                                /s/Jenny Netzer
                                Jenny Netzer
                                Executive Vice President
                                MMA Financial, LLC