Form 10QSB
period 2003-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2004-02-12
CIK 845035

February 12, 2004



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended December 31, 2003 File Number 0-19765

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

For the quarterly period ended                      December 31, 2003
                                       ----------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------  -------------------------

        Commission file number 0-19765

            Boston Financial Qualified Housing Tax Credits L.P. IV
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Massachusetts                                 04-3044617
---------------------------------------------------------    ----------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                    Identification No.)


        101 Arch Street, Boston, Massachusetts              02110-1106
-----------------------------------------------------  ---------------------
       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - December 31, 2003                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2003 and 2002                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2003                             3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2003 and 2002                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

Item 3.  Controls and Procedures                                                                12

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                      $     497,878
Investments in Local Limited Partnerships (Note 1)                                                11,762,564
Other assets                                                                                             124
                                                                                               -------------
   Total Assets                                                                                $  12,260,566
                                                                                               =============

Liabilities and Partners' Equity

Due to affiliate                                                                               $     458,066
Accrued expenses                                                                                      84,623
                                                                                               -------------
   Total Liabilities                                                                                 542,689

General, Initial and Investor Limited Partners' Equity                                            11,717,877
                                                                                               -------------
   Total Liabilities and Partners' Equity                                                      $  12,260,566

                                                                                               =============

  The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                   Three Months Ended                    Nine Months Ended
                                          December 31,        December 31,        December 31,December 31,
                                                 2003               2002               2003                2002
                                          --------------      --------------      --------------     ---------------
Revenue:
   Investment                             $        2,307      $        4,711      $        7,007     $        17,424
   Other                                               -                   -              81,557             109,135
                                          --------------      --------------      --------------     ----------------
       Total Revenue                               2,307               4,711              88,564             126,559
                                          --------------      --------------      --------------     ---------------

Expenses:
   Asset management fees, affiliate               45,121              44,063             135,363             132,190
   Provision for valuation of advances to
     Local Limited Partnerships                     (244)             13,030               8,720             186,804
   Provision for valuation of investments
     in Local Limited Partnerships                786,891                   -             786,891                   -
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $124,333 and $168,921 in 2003
     and 2002, respectively)                      71,838              54,355             212,213             288,902
   Amortization                                   11,994              16,400              35,982              49,202
                                          --------------      --------------      --------------     ---------------
       Total Expenses                            915,600             127,848           1,179,169             657,098
                                          --------------      --------------      --------------     ---------------

Loss before equity in losses of
  Local Limited Partnerships                    (913,293)           (123,137)         (1,090,605)           (530,539)

Equity in losses of Local
  Limited Partnerships (Note 1)                  (69,114)           (452,200)           (436,042)           (324,469)
                                          --------------      --------------      --------------     ---------------

Net Loss                                  $     (982,407)     $     (575,337)     $   (1,526,647)    $      (855,008)
                                          ==============      ==============      ==============     ===============

Net Loss allocated:
   General Partners                       $       (9,824)     $       (5,753)     $      (15,266)    $        (8,550)
   Limited Partners                             (972,583)           (569,584)         (1,511,381)           (846,458)
                                          --------------      --------------      --------------     ---------------
                                          $     (982,407)     $     (575,337)     $   (1,526,647)    $      (855,008)
                                          ==============      ==============      ==============     ===============

Net Loss per Limited Partner
    Unit (68,043 Units)                   $       (14.29)     $        (8.37)     $       (22.21)    $        (12.44)
                                         === ============     ===============     ===============    ================
  The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)



                                                     Initial          Investor         Net
                                     General         Limited           Limited     Unrealized
                                     Partners       Partners          Partners        Gains           Total
                                    ------------   -----------    --------------   -----------   -------------

Balance at March 31, 2003           $   (458,641)  $     5,000    $   13,698,165   $     2,997   $  13,247,521
                                    ------------   -----------    --------------   -----------   -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -              -                 -        (2,997)         (2,997)
   Net Loss                             (15,266)             -        (1,511,381)            -      (1,526,647)
                                    -----------    -----------    --------------   -----------   -------------
Comprehensive Loss                      (15,266)             -        (1,511,381)       (2,997)     (1,529,644)
                                    -----------    -----------    --------------   -----------   -------------

Balance at December 31, 2003        $  (473,907)   $     5,000    $   12,186,784   $         -   $  11,717,877
                                    ===========    ===========    ==============   ===========   =============



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                                                2003                  2002
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (289,642)        $    (638,267)

Net cash provided by investing activities                                        197,837               248,865
                                                                           -------------         -------------

Net decrease in cash and cash equivalents                                        (91,805)             (389,402)

Cash and cash equivalents, beginning                                             589,683               747,914
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     497,878         $     358,512
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships
     and purchase price paid to withdrawing partners of Local Limited Partnerships           $    43,948,728

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
     unrecognized losses of $11,800,217)                                                         (26,328,550)
Cumulative cash distributions received from Local Limited Partnerships                            (3,904,668)
                                                                                             ---------------

Investments in Local Limited Partnerships before adjustments                                      13,715,510

Excess investment cost over the underlying assets acquired:

     Acquisition fees and expenses                                                                 3,613,837

     Cumulative amortization of acquisition fees and expenses                                     (1,140,895)
                                                                                             ---------------

Investments in Local Limited Partnerships before reserve for valuation                            16,188,452

Reserve for valuation of investments in Local Limited Partnerships                                (4,425,888)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $    11,762,564
                                                                                             ===============

For the nine months ended December 31, 2003, the Partnership advanced $8,720 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation of its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2003 is $1,600,295. For the nine months ended December 31, 2003, the Partnership has not recognized $1,164,253 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $91,805 from $589,683 at March 31, 2003 to $497,878 at December 31, 2003. The decrease is primarily attributable to cash used for operations and advances to a Local Limited Partnership offset by cash distributions received from Local Limited Partnerships and the sales of marketable securities.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2003, $497,878 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,430,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

voluntarily provide such funds in order to protect its investment. As of December 31, 2003, the Partnership has advanced approximately $1,299,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $810,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2003.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2003 resulted in a net loss of $982,407 as compared to a net loss of $575,337 for the same period in 2002. The change between years is primarily attributable to a provision for valuation of investments in Local Limited Partnerships in the period ended December 31, 2003, partially offset by a decrease in equity in losses of Local Limited Partnerships. The provision for valuation of investments in Local Limited Partnerships is a result of the Partnership recognizing a non-temporary decline in the carrying value of its investment in one Local Limited Partnership. The decrease in equity in losses of Local Limited Partnerships in primarily attributable to a decrease in property operating expenses at one Local Limited Partnership.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2003 resulted in a net loss of $1,526,647 as compared to a net loss of $855,008 for the same period in 2002. The change between years is primarily attributable to a provision for valuation of investments in Local Limited Partnerships in the period ended December 31, 2003, and an increase in equity in losses of Local Limited Partnerships partially offset by a decrease in provision for valuation of advances to Local Limited Partnerships. The provision for valuation of investments in Local Limited Partnerships is a result of the Partnership recognizing a non-temporary decline in the carrying value of its investment in one Local Limited Partnership. The increase in equity in losses of Local Limited Partnerships is due to an increase in operating expenses at several Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnerships is due to a decrease in advances to one Local Limited Partnership.

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

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Period and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

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

As previously reported, the Local General Partner of Hampton Lane, located in Buena Vista, Georgia, and Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Properties have generated the majority of their total Tax Credits. The Managing General Partner has not yet transferred any of the Partnership's interests in these Local Limited Partnerships.

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

As previously reported, in June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina was indicted on various criminal charges and had pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful to date and the IRS continues to take the position of disallowing Tax Credits for 1993, 1994 and 1995, a total of approximately $2,562,000, or $38 per Unit, not including interest. In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. The Managing General Partner is currently considering its options including an appeal in Federal Court and possible settlement with the IRS. Absent further litigation or a settlement, it is possible that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. It is possible that the Managing General Partner may decide to sell the Bentley Court Property to generate proceeds that may be used in connection with the tax liabilities described above.

On April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership that was used to reimburse the Partnership for advances made in previous years.

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

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestown, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after December 1, 2001. In addition, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired. The Property currently operates below break-even, and the new Local General Partner has funded the deficits. The Property remains current on its debt obligations.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, although the neighborhood in which 46th & Vincennes (Chicago, Illinois) is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue and debt service coverage and working capital are below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. However, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Advances from the Local General Partner's Developer Escrow have enabled the Property to stay current on its loan obligations.

As previously reported, during 1994, the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and has taken the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. Further, the Property suffers from poor location and security issues. Vandalism has caused an increase in maintenance and repair expenses and has negatively affected the Property's occupancy levels and tenant profile. In addition, debt service coverage and working capital are below appropriate levels. The Managing General Partner and the Local General Partner have had discussions concerning a put option agreement that would allow the Partnership to transfer its interest in the Local Partnership to the Local General Partner for a nominal interest. The Managing General Partner has determined that there is little likelihood of any realizable cash distributable to the Partnership from a sale of the Property.

As previously reported, the Managing General Partner had negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA") contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's Limited Partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 upon the expiration of the Compliance Period, December 31, 2006. West Pine generated its final year of Tax Credits in 2001.

Other Development

During the period ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 2004                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. IV

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