Form 10KSB
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2004-06-29
CIK 845035

June 30, 2004



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Annual Report on Form 10-KSB for Year Ended March 31, 2004
       File Number 0-19765


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

For the fiscal year ended                       March 31, 2004
                         -----------------------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                to
                               ----------------       -----------------------

                         Commission file number 0-19765

                    Boston Financial Qualified Housing Tax Credits L.P. IV
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

                 Massachusetts                  04-3044617
----------------------------------------    ------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

        101 Arch Street, Boston, Massachusetts                 02110-1106
-----------------------------------------------------       --------------------
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (617) 439-3911
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
        Title of each class                               which registered
        -                                    ----------------------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                               $67,653,000 as of March 31, 2004
                                               --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                                                Part of Report on
                                                                               Form 10-KSB into
                                                                              Which the Document
Documents incorporated by reference                                                is Incorporated
-----------------------------------                                           -----------------------------------------

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

  "Estimated Use of Proceeds"                                                     Part III, Item 12

  "Management Compensation and Fees"                                              Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                                                      Part III, Item 12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004

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

CONTROLS AND PROCEDURES                                                         K-23
-----------------------

SIGNATURES                                                                      K-24
----------

CERTIFICATIONS                                                                  K-25
--------------

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

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2004, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships:
Sencit Towne House, L.P., Allentown Towne House, L.P. and Prince Street Towers, L.P., representing 12.83%, have AIMCO Properties as Local General Partner; Green Tree Village, L.P. and Buena Vista, L.P., representing 0.69%, have Boyd Management, Inc. as Local General Partner; and Whitehills II Apartments Co., L.P., Milan Apartments Co., L.P. and Gobles LDHA, L.P., representing 1.29%, have First Centrum as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street IV Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, LLC ("MMA"), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

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

                                                      Capital Contributions
                                                    Total        Total Paid          Mtge. Loans
Local Limited Partnership      Number of        Committed at       through           payable at                       Occupancy at
Property Name                 Apt. Units       March 31, 2004     March 31,         December 31,     Type of         March 31, 2004
Property Location                                                   2004                2003          Subsidy*
---------------------------  ------------     ---------------- --------------     ----------------  -----------     ---------------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                      224           $3,363,776       $3,363,776          $5,686,170         None               86%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                     134            2,125,000        2,125,000           2,898,471         None               95%

Leawood Associates, L.P.
   A Limited Partnership
Leawood Manor
Leawood, KS                      254            7,497,810        7,497,810           7,850,979         None               83%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA                  58            2,482,107        2,482,107       Not Available       Section 8            79%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                    160            1,589,403        1,589,403           6,015,315       Section 8           100%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                    201            1,996,687        1,996,687           6,994,957       Section 8            98%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                  201            1,996,687        1,996,687           4,392,663       Section 8           100%




                                                                   Capital Contributions
                                                              Total        Total Paid      Mtge. Loans
Local Limited Partnership                    Number of    Committed at       through       payable at                  Occupancy at
Property Name                               Apt. Units   March 31, 2004     March 31,     December 31,    Type of     March 31, 2004
Property Location                                                             2004            2003         Subsidy*
---------------------------------------     ------------ ---------------- -------------- ---------------- ----------- --------------

East Rusk Housing Associates, LTD (1)
Pinewood Terrace Apartments
Rusk, TX

Gateway Housing Associates, LTD (1)
Gateway Village Garden Apts.
Azle, TX

Justin Housing Associates, LTD (1)
Justin Place
Justin, TX

Grandview Housing Associates, LTD (1)
Grandview
Grandview, TX

Buena Vista Limited Partnership
Hampton Lane (Buena Vista)
Buena Vista, GA                                 24          153,474          153,474         705,693        None          100%

Audobon Group, L.P.
   A Massachusetts Limited Partnership (1)
Audobon
Boston, MA

Bent Tree Housing Associates (1)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (1)
Royal Crest (Bowie)
Bowie, TX




                                                                   Capital Contributions
                                                             Total       Total Paid    Mtge. Loans
Local Limited Partnership                    Number of    Committed at     through      payable at                    Occupancy at
Property Name                               Apt. Units   March 31, 2004    March 31,    December 31,    Type of       March 31, 2004
Property Location                                                           2004           2003         Subsidy*
---------------------------------------     ----------- ---------------- ------------- --------------  -----------    --------------

Nocona Terrace Housing
   Associates, LTD (1)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (1)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (1)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LTD (1)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                                   273       5,000,000       5,000,000      6,637,722        None               95%

Bryson Housing Associates, LTD (1)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                                    40         361,444         361,444      1,620,934        FmHA              100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                                  48       1,000,000       1,000,000        870,471        None               65%







                                                                   Capital Contributions
                                                        Total        Total Paid    Mtge. Loans
Local Limited Partnership              Number of    Committed at       through     payable at                          Occupancy at
Property Name                         Apt. Units   March 31, 2004     March 31,   December 31,        Type of         March 31, 2004
Property Location                                                       2004           2003             Subsidy*
---------------------------------     ------------ ---------------- -----------  ----------------     -----------     -------------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                           569        4,250,000        4,250,000      17,630,367          Section 8            97%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI                         192        5,299,652        5,299,652       5,747,018            None               91%

Whitehills II Apartments Company
   Limited Partnership
Whitehills II
Howell, MI                                24          169,276          169,276         743,078            FmHA               92%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                                24          162,022          162,022         726,327            FmHA               92%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                              308        3,978,813        3,978,813       4,879,420          Section 8           100%

Lincoln Green Associates, A Limited
   Partnership
Lincoln Green
Old Towne, ME                             30          352,575          352,575       1,640,205          Section 8           100%

Brown Kaplan Limited Partnership (1)
Brown Kaplan
Boston, MA




                                                                   Capital Contributions
                                                              Total       Total Paid     Mtge. Loans
Local Limited Partnership                    Number of    committed at      through      payable at                  Occupancy at
Property Name                               Apt. Units    March 31, 2004    March 31,    December 31,    Type of     March 31, 2004
Property Location                                                             2004           2003         Subsidy*
---------------------------------------     ------------ --------------- ------------- ---------------- ----------- ---------------

Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                                  24           145,437         145,437        645,659        FmHA          100%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                                       32           230,500         230,500      1,000,424        FmHA          100%

Findlay Market Limited Partnership (1)
Findlay Market
Cincinnati, OH

Seagraves Housing Associates, LTD. (1)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                                     38           313,445         313,445      1,651,961        FmHA           87%

B-K Apartments Limited Partnership
BK Apartments
Jamestowne, ND                                  48           290,000         290,000        735,290      Section 8        83%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                                     28           751,120         751,120       1,314,029      Section 8        79%
                                            ------        -------------     -------------- --------------
                                             2,934        $  43,509,228    $ 43,509,228    $ 80,387,153
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

Three Local Limited Partnerships invested in by the Partnership, Leawood Associates, L.P., A Limited Partnership, Oakview Square Limited Partnership, A Michigan Limited Partnership and Bentley Court II Limited Partnership, represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership.

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

As a result of the existing operating deficits, Audobon Apartments was foreclosed on March 30, 2000. Due to concerns regarding the long-term viability of Brown Kaplan, the Managing General Partner negotiated a plan with the Local General Partner that ultimately transferred the Partnership's interest in the Property to the Local General Partner. The plan included provisions to minimize the risk of recapture. Effective November 30, 1999, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. Effective December 5, 2000, the Managing General Partner excercised its right to transfer the Partnership's remaining interest in the Property to the Local General Partner.

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

As of March 31, 2004, there were 3,538 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2004 and 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Executive Level Overview

The Partnership was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in Local Limited Partnerships which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions.

The Partnership's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partnership Unit with an immaterial amount of Tax Credits expected to be generated during 2004 and 2005.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Between 2003 and continuing through 2006, the Compliance Period of the twenty-two Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in eight Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

Other Development

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership, with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($11,964,398 at March 31, 2004).

Liquidity and capital resources

The Partnership had a decrease in cash and cash equivalents of $29,069 from $589,683 at March 31, 2003 to $560,614 at March 31, 2004. The decrease is mainly attributable to cash used for operations and advances to one Local Limited Partnership. These decreases are partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2004, $560,614 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,438,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2004, the Partnership has advanced approximately $1,299,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $880,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2004. It is not expected that cash available for distribution, if any, will be significant during the 2004 calendar year. Based on the results of 2003 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Partnership's results of operations for the fiscal year ended March 31, 2004 resulted in a net loss of $1,356,972, as compared to a net loss of $1,663,528 for the same period in 2003. The decrease in net loss is primarily attributable to a decrease in provision for valuation of advances to Local Limited Partnerships, a decrease in provision for valuation of investments in Local Limited Partnerships, and a decrease in general and administrative expenses, partially offset by a decrease in revenue and an increase in equity in losses of Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to one Local Limited Partnership. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership. The decrease in revenue is primarily attributable to decreased distributions from Local Limited Partnerships with carrying values of zero. The increase in equity in losses of Local Limited Partnerships is primarily due to an increase in operating expenses at several Local Limited Partnerships.

Low-income housing tax credits

The 2003 and 2002 Tax Credits per Unit were $1.13 and $1.27, respectively, for individual investors. The Tax Credits per Limited Partner stabilized in 1992. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

Many of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Hampton Lane, located in Buena Vista, Georgia, and Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Properties have generated all of their total Tax Credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships.

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

As previously reported, in June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner replaced the Local General Partner and the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful to date and the IRS continues to take the position of disallowing Tax Credits for 1993, 1994 and 1995, a total of approximately $2,562,000, or $38 per Unit, not including interest. In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. The Managing General Partner is currently considering its options including an appeal in Federal Court and possible settlement with the IRS. Absent further litigation or a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. It is possible that the Managing General Partner may decide to sell the Bentley Court property to generate proceeds that may be used in connection with the tax liabilities described above.

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

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestown, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after December 1, 2001. In addition, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired. The Property currently operates above break-even.

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

As previously reported, during 1994, the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. Further, the Property suffers from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile. In addition, debt service coverage and working capital are below appropriate levels. The Managing General Partner and the Local General Partner have had discussions concerning a put option agreement that would allow the Partnership to transfer its interest in the Local Partnership to the Local General Partner for a nominal interest. The Managing General Partner has determined that there is little likelihood of any realizable cash distributable to the Partnership from a sale of the property

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA") contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's Limited Partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 upon the expiration of the Compliance Period, December 31, 2006. West Pine generated its final year of Tax Credits in 2001.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2004 and 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA Financial, LLC. The Managing General Partner was incorporated in December 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                             Executive Vice President, Tax Credit
                                          Equity Group
Michael H. Gladstone                      Principal, Member

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

Jenny Netzer, age 48, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street IV L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2004, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

                                                         Amount
 Title of             Name and Address of             Beneficially
   Class                Beneficial Owner                  Owned                 Percent of Class
----------          ------------------------       --------------------         --------------------

Limited               AMP, Incorporated               10,000 Units                     14.70%
Partner               P.O. Box 3608
                      Harrisburg, PA

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 100,000 Units, of which 68,043 were sold to the public. The remaining Units were deregistered in Post-Effective Amendment No. 3, dated February 21, 1990. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Arch Street IV L.P. owns five (unregistered) Units not included in the 68,043 Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street IV L.P., MMA Financial, LLC nor any of their executive officers, directors, principals or affiliates is the beneficial owner of any Units. None of the foregoing persons possess a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.




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

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2004 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partner are to be reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses include printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also include a non-accountable expense allowance for marketing expenses equal to 1% of gross offering proceeds. From inception through March 31, 2004, $8,351,601 of organization and offering fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the gross offering proceeds. No payments were made or expenses reimbursed in each of two years ended March 31, 2004.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the Gross Proceeds. Acquisition fees totaling $5,080,756 for the closing of the Partnership's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2004.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2004 are as follows:

                                                  2004               2003
                                              -------------       ----------

       Asset management fees                 $    181,341        $ 177,311



Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2004 are as follows:

                                                        2004             2003
                                                    -------------    ----------

     Salaries and benefits expense reimbursements   $  190,026        $ 243,162

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street IV Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in either of the two years ended March 31, 2004.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during each of the two years ended March 31, 2004 is presented in Note 4 to the Financial Statements.

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

 (c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street VIII, Inc.
         its Managing General Partner



     By:   /s/Jenny Netzer                                Date:    June 30, 2004
           ---------------------------------------                 -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                                Date:    June 30, 2004
           ---------------------------------------                 -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                         Date:   June 30, 2004
           -----------------------------                           -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2004
                                      Index



                                                                     Page No.

Report of Independent Registered Public Accounting Firm
     For the years ended March 31, 2004 and 2003                         F-2

Financial Statements

  Balance Sheet - March 31, 2004                                         F-3

  Statements of Operations - For the years ended
     March 31, 2004 and 2003                                             F-4

  Statements of Changes in Partners' Equity  (Deficiency) -
     For the years ended March 31, 2004 and 2003                         F-5

  Statements of Cash Flows - For the years ended
     March 31, 2004 and 2003                                             F-6

  Notes to the Financial Statements                                      F-7

             Report of Independent Registered Public Accounting Firm

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $11,964,398 at March 31, 2004, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(892,053) and $(654,033) for the years ended March 31, 2004 and 2003, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 24, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                                  BALANCE SHEET
                                 March 31, 2004




Assets

Cash and cash equivalents                                                          $     560,614
Investments in Local Limited Partnership (Note 3)                                     11,964,398
Other assets                                                                                 119
                                                                                       ---------
Total Assets                                                                       $   12,525,131
                                                                                       =========


Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                           $     569,738
Accrued expenses                                                                           67,841
                                                                                    -------------
   Total Liabilities                                                                      637,579

General, Initial and Investor Limited Partners' Equity                                 11,887,552
                                                                                    -------------
   Total Liabilities and Partners' Equity                                           $  12,525,131
                                                                                    =============
 The accompanying notes are an integral part of these financial statements.



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003




                                                                              2004               2003
                                                                         -------------       -------------
Revenue:
   Investment                                                            $       7,931       $      22,151
   Other                                                                        82,389             109,958
                                                                         -------------       -------------
     Total Revenue                                                              90,320             132,109
                                                                         -------------       -------------

Expenses:
   Asset management fees, affiliate (Note 4)                                   181,341             177,311
   Provision for valuation of advances to Local
     Limited Partnerships (Note 3)                                               8,720             189,671
   Provision for valuation of investments in Local Limited
     Partnerships (Note 3)                                                      14,349             312,911
   General and administrative (includes reimbursements
    to affiliate in the amounts of $190,026 and $243,162
     in 2004 and 2003, respectively) (Note 4)                                  310,150             396,108
   Amortization                                                                 40,679              65,603
                                                                         -------------       -------------
     Total Expenses                                                            555,239           1,141,604
                                                                         -------------       -------------

Loss before equity in losses of Local Limited
   Partnerships                                                               (464,919)         (1,009,495)

Equity in losses of Local Limited
   Partnerships (Note 3)                                                      (892,053)           (654,033)
                                                                         -------------       -------------


Net Loss                                                                 $  (1,356,972)      $  (1,663,528)
                                                                         =============       =============

Net Loss allocated:
   General Partners                                                      $     (13,570)      $     (16,635)
   Limited Partners                                                         (1,343,402)         (1,646,893)
                                                                         -------------       -------------
                                                                         $  (1,356,972)      $  (1,663,528)
                                                                         =============       =============
Net Loss per Limited Partner
Unit (68,043 Units)                                                      $      (19.74)      $      (24.20)
                                                                         =============       =============
 The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2004 and 2003



                                                         Initial       Investor            Net
                                         General         Limited        Limited        Unrealized
                                         Partners       Partners       Partners           Gains          Total
                                        -----------     --------     -------------    -----------    --------------

Balance at March 31, 2002               $  (442,006)   $   5,000     $  15,345,058    $     7,398    $   14,915,450
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -            -                 -         (4,401)           (4,401)
   Net Loss                                 (16,635)           -        (1,646,893)             -        (1,663,528)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Loss                          (16,635)           -        (1,646,893)        (4,401)       (1,667,929)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2003                  (458,641)       5,000        13,698,165          2,997        13,247,521
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -            -                 -         (2,997)           (2,997)
   Net Loss                                 (13,570)           -        (1,343,402)             -        (1,356,972)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Loss                          (13,570)           -        (1,343,402)        (2,997)       (1,359,969)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2004               $  (472,211)   $   5,000     $  12,354,763    $         -    $   11,887,552
                                        ===========    =========     =============    ===========    ==============
 The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                             STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003




                                                                                2004             2003
                                                                           ------------      ------------
Cash flows from operating activities:
   Net Loss                                                                $ (1,356,972)     $ (1,663,528)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in losses of Local Limited Partnerships                             892,053           654,033
     Provision for valuation of advances to Local
       Limited Partnerships                                                       8,720           189,671
     Provision for valuation of investments in Local
       Limited Partnerships                                                      14,349           312,911
     Amortization                                                                40,679            65,603
     Net (gain) loss on sales of marketable securities                             (809)              459
     Cash distributions included in net loss                                    (82,379)         (105,140)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                               1,737             2,529
       Due to affiliate                                                         146,368          (136,085)
       Accrued expenses                                                          (1,474)          (35,504)
                                                                           ------------      ------------
   Net cash used for operating activities                                      (337,728)         (715,051)
                                                                           ------------      ------------

Cash flows from investing activities:
   Proceeds from sales and maturities
     of marketable securities                                                   100,000           313,848
   Advances to Local Limited Partnerships                                        (8,720)         (189,671)
   Cash distributions received from Local
     Limited Partnerships                                                       217,379           432,643
                                                                           ------------      ------------
Net cash provided by investing activities                                       308,659           556,820
                                                                           ------------      ------------

Net decrease in cash and cash equivalents                                       (29,069)         (158,231)

Cash and cash equivalents, beginning                                            589,683           747,914
                                                                           ------------      ------------

Cash and cash equivalents, ending                                          $    560,614      $    589,683
                                                                           ============      ============
 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                       Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, LLC ("MMA"). The fiscal year of the Partnership ends on March 31.

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 4.00% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2004, the Managing General Partner has designated $560,614 of cash and cash equivalents as such Reserves.

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

Investments in Local Limited Partnerships (continued)

Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership, with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

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

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships included in the accompanying financial statements is as of December 31, 2003 and 2002.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property, which is beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is the obligation of the partners of the Partnership.

3.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-two Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Properties at the end of the tax credit compliance periods at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                 $  43,948,728

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $12,072,037)                                                         (26,783,739)

Cumulative cash distributions received from Local Limited Partnerships                          (4,015,490)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustments                                    13,149,499

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,145,592)
                                                                                             -------------

Investments in Local Limited Partnerships before impairment allowance                           15,617,744

Impairment allowance on investments in Local Limited Partnerships                               (3,653,346)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  11,964,398

                                                                                             =============


         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)


3. Investments in Local Limited Partnerships (continued)

For the year ended March 31, 2004, the Partnership advanced $8,720 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2003 and 2002 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                   2003                2002
                                                                             ----------------    ---------------
Assets:
   Investment property, net                                                  $     83,933,647    $    92,273,782
   Other assets                                                                    13,266,609         13,594,812
                                                                             ----------------    ---------------
       Total Assets                                                          $     97,200,256    $   105,868,594
                                                                             ================    ===============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     80,387,153    $    84,118,540
   Other liabilities                                                               13,297,812         14,052,087
                                                                             ----------------    ---------------
       Total Liabilities                                                           93,684,965         98,170,627
                                                                             ----------------    ---------------

Partnership's equity (deficiency)                                                     (40,545)         3,170,362
Other partners' equity                                                              3,555,836          4,527,605
                                                                             ----------------    ---------------
       Total Partners' Equity                                                       3,515,291          7,697,967
                                                                             ----------------    ---------------
       Total Liabilities and Partners' Equity                                $     97,200,256    $   105,868,594
                                                                             ================    ===============

Summarized Income Statements - for the years ended December 31,

Rental and other revenue                                                     $     22,910,691    $    22,639,831
                                                                             ----------------    ---------------

Expenses:
   Operating                                                                       13,605,883         13,300,991
   Interest                                                                         5,801,253          5,711,939
   Depreciation and amortization                                                    5,188,853          5,199,828
                                                                             ----------------    ---------------
       Total Expenses                                                              24,595,989         24,212,758
                                                                             ----------------    ---------------
Net Loss                                                                     $     (1,685,298)   $    (1,572,927)
                                                                             ================    ===============           =
Partnership's share of Net Loss                                              $     (2,327,304)   $    (2,022,679)
                                                                             ================    ===============   =
Other partners' share of Net Loss                                            $        642,006    $       449,752
                                                                             ================    ===============

For the years ended March 31, 2004 and 2003, the Partnership has not recognized $1,438,042 and $1,368,646, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $2,791 were included in losses recognized in the year ended March 31, 2004.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($40,545) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $13,149,499 primarily because of cumulative unrecognized losses as described above, advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships and differences in the accounting treatment of miscellaneous items.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $181,341 and $177,311 for the years ended March 31, 2004 and 2003, respectively. As of March 31, 2004, $277,307 is payable to an affiliate of the Managing General Partner for Asset Management Fees. During the years ended March 31, 2004 and 2003, Asset Management Fees of $125,000 and $443,656, respectively, were paid out of available cash flow.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2004 and 2003 is $190,026 and $243,162, respectively that the Partnership has incurred for these expenses. As of March 31, 2004, $292,431 is payable to an affiliate of the Managing General Partner for salaries and benefits.

5.   Federal Income Taxes

  The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December
31, 2003 and 2002:
                                                                                    2004              2003
                                                                                -------------    -------------
Net Loss per financial statements                                               $  (1,356,972)   $  (1,663,528)

Equity in losses of Local Limited Partnerships for tax purposes in
   excess of equity in losses for financial reporting purposes                       (553,730)        (647,504)

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                    (1,435,251)      (1,368,646)

Adjustment to reflect March 31 fiscal year end to December 31 tax
   year end                                                                            (4,618)         139,204

Amortization not deductible for tax purposes                                           40,679          65,603

Provision for valuation of advances to Local Limited Partnerships
   not deductible for tax purposes                                                      8,720          189,671

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                     14,349          312,911

Cash distributions included in net loss for financial reporting purposes              (82,379)        (174,567)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (3,369,202)   $  (3,146,856)
                                                                                =============    =============

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)



5. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                        Financial
                                  Reporting Tax
                                                        Purposes            Purposes         Differences

Investments in Local Limited Partnerships           $   11,964,398       $   3,056,509      $   8,907,889
                                                    ==============       =============      ==============
Other assets                                        $      560,733       $   8,849,604      $  (8,288,871)
                                                    ==============       =============      =============
Liabilities                                         $      637,579       $     542,689      $      94,890
                                                    ==============       =============      =============

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $13,818,000 greater than for financial reporting purposes, including approximately $12,072,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the Partnership has provided an impairment allowance of approximately $3,653,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $1,146,000 of amortization has been deducted for financial reporting purposes only; and (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes and charged to Limited Partners' equity for financial reporting purposes.

6.   Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($11,964,398 at March 31, 2004).