Form 10QSB
period 2004-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2004-08-13
CIK 845035

August 13, 2004



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended June 30, 2004
       File Number 0-19765

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

For the quarterly period ended          June 30, 2004
                                   -----------------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      ----------------

                         Commission file number 0-19765

                        Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)


                 Massachusetts                            04-3044617
---------------------------------------------     -----------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)


        101 Arch Street, Boston, Massachusetts              02110-1106
-----------------------------------------------------  ------------------------
       (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2004                                               1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2004 and 2003                                                   2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2004                                3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2004 and 2003                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

Item 3.  Controls and Procedures                                                                12

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                      $     403,804
Investments in Local Limited Partnerships (Note 1)                                                11,957,072
Other assets                                                                                             125
                                                                                               -------------
   Total Assets                                                                                $  12,361,001
                                                                                               =============

Liabilities and Partners' Equity

Due to affiliate                                                                               $     565,205
Accrued expenses                                                                                      69,379
                                                                                               -------------
   Total Liabilities                                                                                 634,584

General, Initial and Investor Limited Partners' Equity
   Total Partners' Equity                                                                         11,726,417
                                                                                               -------------
   Total Liabilities and Partners' Equity                                                      $  12,361,001
                                                                                               =============

    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                              2004                 2003
                                                                         -------------         -------------
Revenue:
   Investment                                                            $       1,079         $       2,666
   Other                                                                        25,683                70,073
                                                                         -------------         -------------
     Total Revenue                                                              26,762                72,739
                                                                         -------------         -------------

Expenses:
   Asset management fees, affiliate                                             45,978                45,121
   Provision for valuation of advances to Local
     Limited Partnerships                                                        5,685                 1,956
   General and administrative (includes reimbursements
     to affiliate in the amounts of  $74,490 and $40,867
     in 2004 and 2003, respectively)                                           103,908                70,832
   Amortization                                                                 10,170                11,994
                                                                         -------------         -------------
     Total Expenses                                                            165,741               129,903
                                                                         -------------         -------------

Loss before equity in losses of Local
   Limited Partnerships                                                       (138,979)              (57,164)

Equity in losses of Local Limited Partnerships (Note 1)                        (22,156)             (318,234)
                                                                         -------------         -------------

Net Loss                                                                 $    (161,135)        $    (375,398)
                                                                         =============         =============

Net Loss allocated:
   General Partners                                                      $      (1,611)        $      (3,754)
   Limited Partners                                                           (159,524)             (371,644)
                                                                         -------------         -------------
                                                                         $    (161,135)        $    (375,398)
                                                                         =============         =============
Net Loss per Limited Partner
Unit (68,043 Units)                                                            $ (2.34)             $ (5.46)

    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)



                                                    Initial           Investor
                                     General         Limited           Limited
                                     Partners       Partners          Partners        Total
                                    ------------   -----------    --------------   ------------

Balance at March 31, 2004           $   (472,211)  $     5,000    $   12,354,763   $ 11,887,552

Net Loss                                  (1,611)            -          (159,524)      (161,135)
                                    ------------   -----------    --------------   ------------

Balance at June 30, 2004            $   (473,822)  $     5,000    $   12,195,239   $ 11,726,417
                                    ============   ===========    ==============   ============


    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                2004                  2003
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (151,808)        $    (260,392)

Net cash provided by (used for) investing activities                              (5,002)               93,117
                                                                           -------------         -------------

Net decrease in cash and cash equivalents                                       (156,810)             (167,275)

Cash and cash equivalents, beginning                                             560,614               589,683
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $     403,804         $     422,408
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interest in the Properties at the end of the tax credit compliance periods at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                 $  43,954,413

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $12,988,659)                                                         (26,780,210)

Cumulative cash distributions received from Local Limited Partnerships                          (4,016,175)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustments                                    13,158,028

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,155,762)
                                                                                             -------------

Investments in Local Limited Partnerships before impairment allowance                           15,616,103

Impairment allowance on investments in Local Limited Partnerships                               (3,659,031)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  11,957,072
                                                                                             =============

For the three months ended June 30, 2004, the Partnership advanced $5,685 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2004 is $913,095. For the three months ended June 30, 2004, the Partnership has not recognized $891,929 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $990 were included in losses recognized in the three months ended June 30, 2004.

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

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $156,810 from $560,614 at March 31, 2004 to $403,804 at June 30, 2004. The decrease is primarily attributable to cash used for operations and advances to a Local Limited Partnership offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2004, $403,804 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,441,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

voluntarily provide such funds in order to protect its investment. As of June 30, 2004, the Partnership has advanced approximately $1,305,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $732,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2004.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2004 resulted in a net loss of $161,135 as compared to a net loss of $375,398 for the same period in 2003. The change between years is primarily attributable to a decrease in equity in losses, partially offset by a decrease in other income and an increase in general and administrative expenses. Equity in losses decreased between years due to an increase in unrecognized losses of Local Limited Partnerships with carrying values of zero. The decrease in other income is attributable to fewer distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit with an immaterial amount of Tax Credits expected to be generated during 2004 and 2005.

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

A lawsuit was filed by an investor in the Partnership for access to certain of its records. The Managing General Partner is currently negotiating with the plaintiff to resolve the issues in dispute. The Managing General Partner does not view the economic risk to the Fund as material.

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

As previously reported, on April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership that was used to reimburse the Partnership for advances made in previous years. Previously, weak market conditions had caused Bentley Court to be unable to establish a stabilized occupancy. However, recent strong occupancy enabled the Property to operate above breakeven during 2003 with appropriate debt service coverage and working capital levels. Previously, both the Local General Partner and the Managing General Partner had advanced the Property funds to enable it to stay current on its financial obligations.

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestown, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after December 1, 2001. In addition, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired. The Property operated above break-even during 2003.

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

As previously reported, during 1994, the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture or Tax Credit disallowance. However, it is not possible to quantify the potential amount at this time. Further, the Property suffers from poor location and security issues. Vandalism caused an

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing debt service coverage and working capital to drop below appropriate levels. The Managing General Partner and the Local General Partner have had discussions concerning a put option agreement that would allow the Partnership to transfer its interest in the Local Partnership to the Local General Partner for a nominal interest. The Managing General Partner has determined that there is little likelihood of any realizable cash distributable to the Partnership from a sale of the Property.

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

Willow Ridge, located in Prescott, Arizona, has experienced operating difficulties during the last few quarters. Despite relatively strong occupancy, the Property operated below break-even during 2003 and the Local Limited Partnership has not made any debt service payments in 2004. The Property generated all of its total Tax Credits by 2001 and its Compliance Period expires on December 31, 2004. In order to minimize the Partnership's risk, the Managing General Partner has a tentative agreement with an unaffiliated entity to be admitted as a co-Local General Partner. This admittance would require the approval of the U.S. Department of Housing and Urban Development. The co-Local General Partner would be required to cure the mortgage arrearages. In addition, the Partnership would receive the right to put its interest in the Property at any time after December 31, 2004.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 2004                      BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. IV

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