Form 10QSB
period 2004-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2004-11-15
CIK 845035

November 12, 2004



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended September 30, 2004 File Number 0-19765

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

For the quarterly period ended              September 30, 2004
                                       --------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------       ----------------

                         Commission file number 0-19765

              Boston Financial Qualified Housing Tax Credits L.P. IV
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Massachusetts                          04-3044617
----------------------------------------          ---------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)


        101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------        -----------------------
       (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2004                                          1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2004 and 2003                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2004                             3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2004 and 2003                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

Item 3.  Controls and Procedures                                                                13

PART II - OTHER INFORMATION

Items 1-6                                                                                       14

SIGNATURE                                                                                       15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                      $   5,243,425
Investments in Local Limited Partnerships (Note 1)                                                 7,413,403
Other assets                                                                                             204
                                                                                               -------------
   Total Assets                                                                                $  12,657,032
                                                                                               =============

Liabilities and Partners' Equity

Due to affiliate                                                                               $     534,081
Accrued expenses                                                                                      78,621
                                                                                               -------------
   Total Liabilities                                                                                 612,702

General, Initial and Investor Limited Partners' Equity
   Total Partners' Equity                                                                         12,044,330
                                                                                               -------------
   Total Liabilities and Partners' Equity                                                      $  12,657,032
                                                                                               =============



The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                   Three Months Ended                    Six Months Ended
                                          September 30,       September 30,       September 30,September 30,
                                                 2004               2003               2004                2003
                                          --------------      --------------      --------------     ---------------
Revenue:
   Investment                             $        6,772      $        2,034      $        7,851     $         4,700
   Other                                         816,532              11,484             842,215              81,557
                                          --------------      --------------      --------------     ----------------
       Total Revenue                             823,304              13,518             850,066              86,257
                                          --------------      --------------      --------------     ---------------

Expenses:
   Asset management fees, affiliate               45,978              45,121              91,956              90,242
   Provision for valuation of advances to
     Local Limited Partnerships                        -               7,008               5,685               8,964
  Provision for valuation of investments
     in Local Limited Partnerships               349,587                   -             349,587                   -
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $147,388 and $81,592 in 2004
     and 2003, respectively)                     109,707              69,543             213,615             140,375
   Amortization                                   10,170              11,994              20,340              23,988
                                          --------------      --------------      --------------     ---------------
       Total Expenses                            515,442             133,666             681,183             263,569
                                          --------------      --------------      --------------     ---------------

Income (Loss) before equity in income
  (losses) of Local Limited Partnerships         307,862            (120,148)            168,883            (177,312)


Equity in income (losses) of Local
  Limited Partnerships (Note 1)                   10,051             (48,694)            (12,105)           (366,928)
                                          --------------      --------------      --------------     ---------------

Net Income (Loss)                         $      317,913      $     (168,842)     $      156,778     $      (544,240)
                                          ==============      ==============      ==============     ===============

Net Income (Loss) allocated:
   General Partners                       $        3,179      $       (1,688)     $        1,568     $        (5,442)
   Limited Partners                              314,734            (167,154)            155,210            (538,798)
                                          --------------      --------------      --------------     ---------------
                                          $      317,913      $     (168,842)     $      156,778     $      (544,240)
                                          ==============      ==============      ==============     ===============

Net Income (Loss) per Limited Partner
Unit (68,043 Units)                       $         4.62      $       (2.46)      $         2.28     $            (7.92)
                                          ==============      =============       ==============     ==================




The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Six Months Ended September 30, 2004
                                   (Unaudited)




                                                               Initial             Investor
                                            General            Limited              Limited
                                            Partners          Partners             Partners              Total
                                        --------------      -------------       -------------       ------------

Balance at March 31, 2004               $    (472,211)      $       5,000       $  12,354,763      $  11,887,552

Net Income                                      1,568                   -             155,210            156,778
                                        -------------       -------------       -------------      -------------

Balance at September 30, 2004           $    (470,643)      $       5,000       $  12,509,973      $  12,044,330
                                        =============       =============       =============      =============


The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                                                2004                  2003
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (322,682)        $    (275,630)

Net cash provided by investing activities                                      5,005,493                97,593
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                           4,682,811              (178,037)

Cash and cash equivalents, beginning                                             560,614               589,683
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $   5,243,425         $     411,646
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interest in the Local Limited Partnerships at the end of the tax credit compliance periods at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2004:


Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                 $  43,954,413

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $14,388,244)                                                         (25,953,629)

Cumulative cash distributions received from Local Limited Partnerships                          (9,026,668)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustments                                     8,974,116

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,165,932)
                                                                                             -------------

Investments in Local Limited Partnerships before impairment allowance                           11,422,021

Impairment allowance on investments in Local Limited Partnerships                               (4,008,618)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $   7,413,403
                                                                                             =============

For the six months ended September 30, 2004, the Partnership advanced $5,685 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2004 is $1,486,097. For the six months ended September 30, 2004, the Partnership has not recognized $1,473,992 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $4,682,811 from $560,614 at March 31, 2004 to $5,243,425 at September 30, 2004. The increase is primarily attributable to cash distributions received from Local Limited Partnerships offset by cash used for operations and advances to a Local Limited Partnership.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2004, $5,243,425 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,453,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

voluntarily provide such funds in order to protect its investment. As of September 30, 2004, the Partnership has advanced approximately $1,305,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $5,584,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2004.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2004 resulted in a net income of $317,913 as compared to a net loss of $168,842 for the same period in 2003. The change between years is primarily attributable to a decrease in equity in losses and an increase in other income partially offset by an increase in general and administrative expenses and recognition of a provision for valuation of investments in Local Limited Partnerships in the 2004 period. Equity in losses decreased between years due to an increase in unrecognized losses of Local Limited Partnerships with carrying values of zero. The increase in other income is attributable to higher distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2004 resulted in a net income of $156,778 as compared to a net loss of $544,240 for the same period in 2003. The change between years is primarily attributable to a decrease in equity in losses and an increase in other income partially offset by an increase in general and administrative expenses and recognition of a provision for valuation of investments in Local Limited Partnerships in the 2004 period. Equity in losses decreased between years due to an increase in unrecognized losses of Local Limited Partnerships with carrying values of zero. The increase in other income is attributable to higher distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-one Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit with an immaterial amount of Tax Credits expected to be generated during 2004 and 2005.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Between 2003 and continuing through 2006, the Compliance Period of the twenty-one Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in nine Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against the Partnership and its General Partners (collectively, the "defendants") in Clay County, Missouri, claiming that the defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the Court to amend its Petition to include claims for inspection of the alleged "books and records" against six affiliates of the General Partners and their general partners (collectively, the "new defendants"). The defendants have opposed Park's request to add the additional parties, and Park's request remains pending. On or about October 8, 2004, Park moved the Court for entry of a temporary restraining order compelling the defendants and the new defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the Court denied Park's request. The defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnership, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the proceeding, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships, and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The defendants maintain that Everest is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

is defined in the relevant Partnership Agreements, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On or about September 28, 2004, Anise L.L.C. ("Anise") commenced litigation against the Partnership and an affiliate of the General Partners and their general partners (collectively, the "defendants") in Clay County, Missouri, claiming that the defendants were tortuously interfering with Anise's contracts with the American Partnership Board ("APB") to purchase 500 units in the Partnership on or about April 22, 2004. Anise sought immediate injunctive relief compelling the defendants to register the unit transfers and accept Anise as a substitute limited partner, because the APB would allegedly terminate their agreements to sell units to Anise if the registrations had not been processed by October 1, 2004. At the same time, Anise moved to consolidate this case with another case pending in Clay County, Missouri against certain of the defendants (Park G.P., Inc. v. Boston Financial Qualified Housing Tax Credits L.P. IV, et al.). By October 1, 2004, the foregoing unit transfers were registered, as acknowledged by Anise. The defendants believe this moots the issues presented in Anise's Verified Petition. Because Anise is refusing to dismiss the litigation, however, the defendants plan to answer or otherwise respond to the Verified Petition on November 9, 2004. While the Managing General Partner currently does not view the economic risk to the Partnership as material, no estimate of a potential outcome can be made at this time because of the preliminary nature of the proceeding.

Property Discussions

Most of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, in June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner replaced the Local General Partner and the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful to date and the IRS continues to take the position of disallowing Tax Credits for 1993, 1994 and 1995, a total of approximately $2,562,000, or $38 per Unit, not including interest. In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. The Managing General Partner is currently considering its options including an appeal in Federal Court and possible settlement with the IRS. Absent further litigation or a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. It is possible that the Managing General Partner may decide to use Partnership Reserves or sell the Bentley Court property to generate proceeds that may be used in connection with the tax liabilities described above.

As previously reported, on April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership that was used to reimburse the Partnership for advances made in previous years. Previously, weak market conditions had caused Bentley Court to be unable to establish a stabilized occupancy. However, strong occupancy enabled the Property to operate above breakeven during 2003 with appropriate debt service coverage and working capital levels. Previously, both the Local General Partner and the Managing General Partner had advanced the Property funds to enable it to stay current on its financial obligations.

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

As previously reported, during 1994, the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture. However, it is not possible to quantify the potential amount at this time. Further, the Property suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing debt service coverage and working capital to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Property. On September 21, 2004, the Property was sold. In October 2004, the Partnership received $25,000 in sales proceeds. The Partnership will continue to have an interest in this Local Limited Partnership until January 1, 2005, by which time the Property's Compliance Period will have expired and the Partnership's interest will be fully transferred. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $1,408,000, or $14 per Unit.

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

Willow Ridge, located in Prescott, Arizona, has experienced operating difficulties during the last few quarters. Despite relatively strong occupancy, the Property operated below break-even during 2003 and the Local General Partnership has not made any debt service payments in 2004. The Property generated all of its total Tax Credits by 2001 and its Compliance Period expires on December 31, 2004. In order to minimize the Partnership's risk, the Managing General Partner agreed to allow an unaffiliated entity to be admitted as a co-Local General Partner. This admittance required the approval of the U.S. Department of Housing and Urban Development, which was received in October 2004. The co-Local General Partner is required to cure the mortgage arrearages. In addition, the Partnership received the right to put its interest in the Property at any time after December 31, 2004.

Carolina Woods, located in Greensboro, North Carolina, has experienced decreasing occupancy since early 2003. The Local General Partner replaced its own management agent affiliate with a third party local management agent. The new management agent has evicted several tenants for non-payment. Revenues have decreased and the Property has experienced operating deficits that have been funded by the Local General Partner. The Property's Compliance Period expires on December 31, 2004 and therefore poses minimal risk to the Partnership. The Managing General Partner is working with the Local General Partner to develop an exit strategy for the Partnership's interest in the Property upon the expiration of the Property's Compliance Period.

Lakeside Square, located in Chicago, Illinois, has enjoyed very strong operations for a number of years. In 2003, the Local General Partner requested approval for a refinancing of the Property. In return for the Partnership's approval, the Managing General Partner obtained a put option to transfer the Partnership's interest at any time after December 31, 2006 for $300,000. As part of the agreement, the Local General Partner received a call option to be exercised any time after December 31, 2006. The Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement of $4,922,665 from the refinancing, which closed on August 31, 2004. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's executive vice president has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2004

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 2004                    BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. IV

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