Form 10QSB
period 2004-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2005-02-18
CIK 845035

February 18, 2005



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended December 31, 2004 File Number 0-19765

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

For the quarterly period ended         December 31, 2004
                                      ------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------      ---------------

                         Commission file number 0-19765

   Boston Financial Qualified Housing Tax Credits L.P. IV
-----------------------------------------------------
     (Exact name of registrant as specified in its charter)


                 Massachusetts                  04-3044617
-------------------------------          ---------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)


        101 Arch Street, Boston, Massachusetts              02110-1106
-----------------------------------------------------  --------------------
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - December 31, 2004                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2004 and 2003                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2004                             3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2004 and 2003                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

Item 3.  Controls and Procedures                                                                14

PART II - OTHER INFORMATION

Items 1-6                                                                                       15

SIGNATURE                                                                                       16


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                                        1
                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                      $   4,569,999
Investments in Local Limited Partnerships (Note 1)                                                 7,522,283
Other assets                                                                                             309
                                                                                               -------------
   Total Assets                                                                                $  12,092,591
                                                                                               =============

Liabilities and Partners' Equity

Accrued expenses                                                                               $      93,553
Deposit on sale                                                                                       25,000
                                                                                               -------------
   Total Liabilities                                                                                 118,553

General, Initial and Investor Limited Partners' Equity
   Total Partners' Equity                                                                         11,974,038
                                                                                               -------------
   Total Liabilities and Partners' Equity                                                      $  12,092,591
                                                                                               =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                   Three Months Ended                    Nine Months Ended
                                          December 31,        December 31,        December 31,December 31,
                                                 2004               2003               2004                2003
                                          --------------      --------------      --------------     ---------------
Revenue:
   Investment                             $       14,326      $        2,307      $       22,177     $         7,007
   Other                                               -                   -             842,215              81,557
                                          --------------      --------------      --------------     ----------------
       Total Revenue                              14,326               2,307             864,392              88,564
                                          --------------      --------------      --------------     ---------------

Expenses:
   Asset management fees, affiliate               45,977              45,121             137,933             135,363
   Provision for valuation of advances to
     Local Limited Partnerships                    6,219                (244)             11,904               8,720
   Provision for valuation of investments
     in Local Limited Partnerships                     -             786,891             349,587             786,891
   General and administrative
     (includes reimbursements to an
     affiliate in the amounts of
     $209,113 and $124,333 in 2004
     and 2003, respectively)                     141,302              71,838             354,917             212,213
   Amortization                                    6,018              11,994              26,358              35,982
                                          --------------      --------------      --------------     ---------------
       Total Expenses                            199,516             915,600             880,699           1,179,169
                                          --------------      --------------      --------------     ---------------

Loss before equity in income (losses) of
  Local Limited Partnerships                    (185,190)           (913,293)            (16,307)         (1,090,605)
Equity in income (losses) of Local
  Limited Partnerships (Note 1)                  114,898             (69,114)            102,793            (436,042)
                                          --------------      --------------      --------------     ---------------

Net Income (Loss)                         $      (70,292)     $     (982,407)     $       86,486     $    (1,526,647)
                                          ==============      ==============      ==============     ===============

Net Income (Loss) allocated:
   General Partners                       $         (703)     $       (9,824)     $          865     $       (15,266)
   Limited Partners                              (69,589)           (972,583)             85,621          (1,511,381)
                                          --------------      --------------      --------------     ---------------
                                          $      (70,292)     $     (982,407)     $       86,486     $    (1,526,647)
                                          ==============      ==============      ==============     ===============
Net Income (Loss) per Limited Partner
   Unit (68,043 Units)                    $         (1.02)    $       (14.29)     $          1.26    $        (22.21)
                                          ===============     ==============      ===============    ==================


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)




                                                               Initial            Investor
                                            General            Limited             Limited
                                            Partners          Partners            Partners              Total
                                        --------------      -------------       -------------       ------------

Balance at March 31, 2004               $    (472,211)      $       5,000       $  12,354,763      $  11,887,552

Net Income                                        865                   -              85,621             86,486
                                        -------------       -------------       -------------      -------------

Balance at December 31, 2004            $    (471,346)      $       5,000       $  12,440,384      $  11,974,038
                                        =============       =============       =============      =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                                                2004                  2003
                                                                           -------------         -------------

Net cash used for operating activities                                     $    (989,889)        $    (289,642)

Net cash provided by investing activities                                      4,999,274               197,837
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                           4,009,385               (91,805)

Cash and cash equivalents, beginning                                             560,614               589,683
                                                                           -------------         -------------

Cash and cash equivalents, ending                                          $   4,569,999         $     497,878
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

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interest in the Properties at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                 $  43,960,632

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $14,884,542)                                                         (25,838,731)

Cumulative cash distributions received from Local Limited Partnerships                          (9,026,668)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustments                                     9,095,233

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,613,837

   Cumulative amortization of acquisition fees and expenses                                     (1,171,950)
                                                                                             -------------

Investments in Local Limited Partnerships before impairment allowance                           11,537,120

Impairment allowance on investments in Local Limited Partnerships                               (4,014,837)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $   7,522,283
                                                                                             =============

For the nine months ended December 31, 2004, the Partnership advanced $11,904 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2004 is $1,867,497. For the nine months ended December 31, 2004, the Partnership has not recognized $1,970,290 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $4,009,385 from $560,614 at March 31, 2004 to $4,569,999 at December 31, 2004. The increase is primarily attributable to cash distributions received from Local Limited Partnerships partially offset by cash used for operations and advances to a Local Limited Partnership.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2004, $4,569,999 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,467,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

voluntarily provide such funds in order to protect its investment. As of December 31, 2004, the Partnership has advanced approximately $1,311,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,931,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2004.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2004 resulted in a net loss of $70,292 as compared to a net loss of $982,407 for the same period in 2003. The change between years is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships and a decrease in equity in losses in Local Limited Partnerships partially offset by an increase in general and administrative expenses. Equity in losses in Local Limited Partnerships decreased between years due to an increase in unrecognized losses of Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2004 resulted in net income of $86,486 as compared to a net loss of $1,526,647 for the same period in 2003. The change between years is primarily attributable to a decrease in equity in losses in Local Limited Partnerships, an increase in other income and a decrease in provision for valuation of investments in Local Limited Partnerships partially offset by an increase in general and administrative expenses. Equity in losses in Local Limited Partnerships decreased between years due to an increase in unrecognized losses of Local Limited Partnerships with carrying values of zero. The increase in other income is attributable to higher distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-one Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit with an immaterial amount of Tax Credits expected to be generated during 2004 and 2005. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. Between 2003 and continuing through 2006, the Compliance Period of the twenty-one Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in ten Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. One Property in which the Partnership had an investment was sold in the nine months ended December 31, 2004.

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

On July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against an affiliate of the Managing General Partner and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the affiliate of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, five more affiliates of the Managing General Partner and their purported general partners (collectively, the "New Defendants"). The Court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the Amended Complaint in its entirety. That motion is currently pending. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. The Managing General Partner has not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Managing General Partner refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities (collectively, the "Everest entries") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their Managing General Partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The Partnerships maintain that the Everest entities is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant partnership agreements, (ii) the Everest entities does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to the Everest entries would give it an unfair informational advantage in secondary market transactions and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On September 28, 2004, Anise L.L.C. ("Anise") commenced litigation against the Partnership and an affiliate of the Managing General Partner, and their purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants were tortuously interfering with Anise's contracts to purchase units in the Partnership and in the affiliate of the Managing General Partner. Following the Defendants' motion to dismiss the petition, filed on November 9, 2004, plaintiff dismissed the petition on its own volition without prejudice on November 18, 2004.

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

As previously reported, the Local General Partner of Hampton Lane, located in Buena Vista, Georgia, and Greentree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner in which the Partnership has the right to ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner for a nominal price after the expiration of the Compliance Period. The plan includes provisions to minimize the risk of recapture. The Properties have generated all of their total Tax Credits and the Compliance Periods end on December 31, 2004 and December 31, 2005 for Hampton Lane and Greentree Village, respectively. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Local Limited
Partnerships: Orocovix IV, located in Orocovix, Puerto Rico, Canfield Crossing, located in Milan, Michigan, Orchard View, located in Gobles, Michigan and Whitehills II, located in Howell, Michigan. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Local Limited Partnerships at any time in exchange for a contingent note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. The Compliance Period ended on December 31, 2004 for Orocovix IV, Canfield Crossing and Whitehills II and will end on December 31, 2005 for Orchard View.

As previously reported, in June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner replaced the Local General Partner and the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful and the IRS continues to take the position of disallowing Tax Credits for 1993, 1994 and 1995, a total of approximately $2,562,000, or $38 per Unit, not including interest. In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. In 2004, the Managing General Partner filed a Petition for Readjustment with the United States Tax Court (Case No. 5393-04) in order to further appeal the IRS's position. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, the Managing General Partner's counsel has advised that the statute of limitations expired for the tax years 1996, 1997 and 1998. The Managing General Partner is currently considering its options including Tax Court and possible settlement with the IRS. In addition, the Managing General Partner is considering using Partnership Reserves to place a $1,000,000 or greater cash bond with the IRS to serve as a source of possible settlement of all or a portion of the claims. By so doing, after the date of the cash bond, no interest would accrue on that portion of the IRS's claims. If the settlement reached with the IRS were less than the bonded amount, the Partnership would recover the difference. Absent a successful litigation or a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. It is also possible that the Managing General Partner may decide to use additional Partnership Reserves or sell the Bentley Court Property to generate proceeds that may be used in connection with the tax liabilities described above.

As previously reported, on April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership that was used to reimburse the Partnership for advances made in previous years. Previously, weak market conditions had caused Bentley Court to be unable to establish a stabilized occupancy. However, strong occupancy enabled the Property to operate above breakeven during 2003 and during the first nine months of 2004,with appropriate debt service coverage and working capital levels. Previously, both the Local General Partner and the Managing General Partner had advanced the Property funds to enable it to stay current on its financial obligations.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestown, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001, and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after December 1, 2001. In addition, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired. The Property operated above break-even during 2003.

As previously reported, although the neighborhood in which 46th & Vincennes is located (Chicago, Illinois) has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue and debt service coverage and working capital are below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. However, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

As previously reported, during 1994, the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS and is working to resolve the matter. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture. However, it is not possible to quantify the potential amount at this time. Further, the Property has suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing debt service coverage and working capital to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Property. On September 21, 2004, the Property was sold. The Partnership received $25,000 in sales proceeds in October 2004 and is scheduled to receive an additional $50,000 in April 2005. The Partnership will continue to have an interest in this Local Limited Partnership until January 1, 2005, by which time the Property's Compliance Period will have expired and the Partnership's interest will be fully transferred. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $174,000, or $3 per Unit.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Willow Ridge, located in Prescott, Arizona, has experienced operating difficulties during the last few quarters. Despite relatively strong occupancy, the Property operated below break-even during 2003 and the Local General Partnership has not made any debt service payments in 2004. The Property generated all of its total Tax Credits by 2001 and its Compliance Period expired on December 31, 2004. In order to minimize the Partnership's risk, the Managing General Partner agreed to allow an unaffiliated entity to be admitted as a co-Local General Partner. This admittance required the approval of the U.S. Department of Housing and Urban Development, which was received in October 2004. The co-Local General Partner is required to cure the mortgage arrearages. In addition, the Partnership received the right to put its interest in the Property at any time after December 31, 2004 in exchange for a contingent note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest.

Carolina Woods, located in Greensboro, North Carolina, has experienced decreasing occupancy since early 2003. The Local General Partner replaced its own management agent affiliate with a third party local management agent. The new management agent has evicted several tenants for non-payment. Revenues have decreased and the Property has experienced operating deficits. The Local General Partner has advanced funds as necessary to ensure the Property remains current on its debt service obligations. The Property's Compliance Period expired on December 31, 2004 and therefore poses minimal risk to the Partnership. The Managing General Partner is working with the Local General Partner to develop an exit strategy for the Partnership's interest in the Property.

Lakeside Square, located in Chicago, Illinois, has enjoyed very strong operations for a number of years. In 2003, the Local General Partner requested approval for a refinancing of the Property. In return for the Partnership's approval, the Managing General Partner obtained a put option to transfer the Partnership's interest at any time after December 31, 2006 for $300,000. As part of the agreement, the Local General Partner received a call option to be exercised any time after December 31, 2006.The Partnership received Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $4,922,665 from the refinancing, which closed on August 31, 2004. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Item 1 Legal proceedings as discussed in Part I are incorporated herein by reference.

Items 2-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 18, 2005               BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. IV

                                        By:  Arch Street VIII, Inc.,
                                        its Managing General Partner



                                         /s/Jenny Netzer
                                         Jenny Netzer
                                         Executive Vice President
                                         MMA Financial, LLC