Form 10KSB
period 2005-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2005-07-14
CIK 845035

July 13, 2005



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Annual Report on Form 10-KSB for Year Ended March 31, 2005
       File Number 0-19765


Dear Sir/Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended                       March 31, 2005
                         ------------------------------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------       ---------------------

                         Commission file number 0-19765

               Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                 Massachusetts                                  04-3044617
---------------------------------------------------------    ------------------
      (State or other jurisdiction of                       (I.R.S. Employer
          incorporation or organization)                    Identification No.)

        101 Arch Street, Boston, Massachusetts              02110-1106
-----------------------------------------------------       -------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (617) 439-3911
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
        Title of each class                        which registered
        -------------------                  ----------------------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                              $67,653,000 as of March 31, 2005
                              --------------------------------

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

  "Estimated Use of Proceeds"                                                     Part III, Item 12

  "Management Compensation and Fees"                                              Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                                                      Part III, Item 12



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


PART I                                                                        Page No.

   Item  1    Business                                                          K-3
   Item  2    Properties                                                        K-6
   Item  3    Legal Proceedings                                                 K-13
   Item  4    Submission of Matters to a
              Vote of Security Holders                                          K-15

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                               K-15
   Item  6    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     K-15
   Item  7    Financial Statements and Supplementary Data                       K-22
   Item  8    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                       K-22
   Item 8A    Controls and Procedures                                           K-22
   Item 8B    Other information                                                 K-22


PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                                 K-22
   Item 10    Management Remuneration                                           K-23
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                             K-23
   Item 12    Certain Relationships and Related
              Transactions                                                      K-24
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                               K-25
   Item 14.   Principal Accountant Fees and Services                            K-25

SIGNATURES                                                                      K-26
----------

CERTIFICATIONS                                                                  K-27


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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


   Properties Owned by Local
      Limited Partnerships                                                                      Date Interest
                                                           Location                                Acquired
  -----------------------------                      ---------------------                      ---------------

     46th & Vincennes                                Chicago, IL                                 03/29/91
     Audobon (1)                                     Boston, MA                                  12/22/89
     Bent Tree (1)                                   Jackson, TX                                 12/27/89
     Bentley Court                                   Columbia, SC                                12/26/89
     Brookscrossing                                  Atlanta, GA                                 06/30/89
     Brown Kaplan (1)                                Boston, MA                                  07/01/90
     BK Apartments                                   Jamestown, ND                               12/01/90
     Carolina Woods                                  Greensboro, NC                              01/31/90
     Canfield Crossing (1)                           Milan, MI                                   08/20/90
     Dorsett Apartments (1)                          Philadelphia, PA                            10/20/89
     Findlay Market (1)                              Cincinnati, OH                              08/15/90
     Grandview (1)                                   Grandview, TX                               12/27/89
     Green Tree Village                              Greenville, GA                              07/06/90
     Gateway Village Garden (1)                      Azle, TX                                    06/24/91
     Hampton Lane (1)                                Buena Vista, GA                             12/20/89
     Hilltop (1)                                     Rhome, TX                                   12/27/89
     Justin Place (1)                                Justin, TX                                  12/27/89
     Lancaster House North                           Lancaster, PA                               03/13/89
     Lakeside Square                                 Chicago, IL                                 05/17/90
     Lincoln Green (1)                               Old Town, ME                                03/21/90
     Leawood Manor                                   Leawood, KS                                 12/29/89
     Mayfair Mansions                                Washington, DC                              03/21/90
     Nocona Terrace (1)                              Nocona, TX                                  12/27/89
     Oakview Square                                  Chesterfield, MI                            03/22/89
     Orchard View                                    Gobles, MI                                  04/29/90
     Orocovix IV (1)                                 Orocovix, PR                                12/30/89
     Pecan Hill (1)                                  Bryson, TX                                  12/28/89
     Pine Manor (1)                                  Jacksboro, TX                               12/27/89
     Pinewood Terrace (1)                            Rusk, TX                                    12/27/89
     Royal Crest (1)                                 Bowie, TX                                   12/27/89
     Seagraves (1)                                   Seagraves, TX                               11/28/90
     Sencit Towne House                              Shillington, PA                             12/26/89
     Town House Apartments                           Allentown, PA                               12/26/89
     Valley View (1)                                 Valley View, TX                             12/27/89
     West Pine                                       Findlay, PA                                 12/31/90
     Willow Ridge (1)                                Prescott, AZ                                08/28/89
     Whitehills II (1)                               Howell, MI                                  04/21/90



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

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2005, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships:
Sencit Towne House L.P., Allentown Towne House, L.P. and Prince Street Towers L.P., representing 14.83%, have AIMCO Properties as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in fifteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits by its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, with the exception of Bentley Court, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; or iii) repayment terms that are based on a percentage of cash flow.

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Partnership.


                                                        Capital Contributions
                                                      Total         Total Paid  Mtge. Loans
Local Limited Partnership               Number of   Committed at    through     payable at                       Occupancy at
Property Name                           Apt. Units  March 31,       March 31,   December 31,        Type of      March 31,
Property Location                                       2005         2005           2004            Subsidy*        2005
--------------------------------------- ----------  --------------  ----------  ----------------  -----------    ---------------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                              224           $3,363,776    $3,363,776    $5,626,230       None               92%

Willow Ridge Development Co.
   Limited Partnership (1)
Willow Ridge
Prescott, AZ

Leawood Associates, L.P.
   A Limited Partnership
Leawood Manor
Leawood, KS                              254            7,497,810     7,497,810      7,726,178       None               99%

Dorsett Limited Partnership (1)
Dorsett Apartments
Philadelphia, PA

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                            160            1,589,403     1,589,403       5,891,688      Section 8           100%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA                            201            1,996,687     1,996,687       6,781,959      Section 8            99%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                          200            1,996,687     1,996,687       4,062,606      Section 8           100%




                                                        Capital Contributions
                                                      Total         Total Paid  Mtge. Loans
Local Limited Partnership               Number of   Committed at    through     payable at                       Occupancy at
Property Name                           Apt. Units  March 31,       March 31,   December 31,        Type of      March 31,
Property Location                                       2005         2005           2004            Subsidy*        2005
--------------------------------------- ----------  --------------  ----------  ----------------  -----------    ------------------

East Rusk Housing Associates, LTD (1)
Pinewood Terrace Apartments
Rusk, TX

Gateway Housing Associates, LTD (1)
Gateway Village Garden Apts.
Azle, TX

Justin Housing Associates, LTD (1)
Justin Place
Justin, TX

Grandview Housing Associates, LTD (1)
Grandview
Grandview, TX

Buena Vista Limited Partnership (1)
Hampton Lane (Buena Vista)
Buena Vista, GA

Audobon Group, L.P.
   A Massachusetts Limited Partnership (1)
Audobon
Boston, MA

Bent Tree Housing Associates (1)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (1)
Royal Crest (Bowie)
Bowie, TX



                                                        Capital Contributions
                                                      Total         Total Paid  Mtge. Loans
Local Limited Partnership               Number of   Committed at    through     payable at                       Occupancy at
Property Name                           Apt. Units  March 31,       March 31,   December 31,        Type of      March 31,
Property Location                                       2005         2005           2004            Subsidy*        2005
--------------------------------------- ----------  --------------  ----------  ----------------  -----------    ---------------

Nocona Terrace Housing
   Associates, LTD (1)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (1)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (1)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LTD (1)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                               272         5,000,000      5,000,000    6,573,935            None            95%

Bryson Housing Associates, LTD (1)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E. (1)
Orocovix IV
Orocovix, PR

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC                             48          1,000,000      1,000,000       811,168            None            71%




                                                        Capital Contributions
                                                      Total         Total Paid  Mtge. Loans
Local Limited Partnership               Number of   Committed at    through     payable at                       Occupancy at
Property Name                           Apt. Units  March 31,       March 31,   December 31,        Type of      March 31,
Property Location                                       2005         2005           2004            Subsidy*        2005
--------------------------------------- ----------  --------------  ----------  ----------------  -----------    ---------------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC                            569          4,250,000     4,250,000     17,120,130          Section 8         96%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI                          192          5,299,652     5,299,652      5,679,178            None            80%

Whitehills II Apartments Company
   Limited Partnership (1)
Whitehills II
Howell, MI

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                                 24          162,022         162,022         723,548            FmHA           100%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                               308          3,978,813     3,978,813      17,210,194          Section 8        100%

Lincoln Green Associates, A Limited
   Partnership (1)
Lincoln Green
Old Towne, ME

Brown Kaplan Limited Partnership (1)
Brown Kaplan
Boston, MA


                                                        Capital Contributions
                                                      Total         Total Paid  Mtge. Loans
Local Limited Partnership               Number of   Committed at    through     payable at                       Occupancy at
Property Name                           Apt. Units  March 31,       March 31,   December 31,        Type of      March 31,
Property Location                                       2005         2005           2004            Subsidy*        2005
--------------------------------------- ----------  --------------  ----------  ----------------  -----------    ---------------

Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                            24           145,437        145,437       645,659            FmHA            96%

Milan Apartments Company
   Limited Partnership (1)
Canfield Crossing
Milan, MI

Findlay Market Limited Partnership (1)
Findlay Market
Cincinnati, OH

Seagraves Housing Associates, LTD. (1)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA                                38          313,445        313,445      1,646,259            FmHA               79%

B-K Apartments Limited Partnership
BK Apartments
Jamestowne, ND                             48          290,000         290,000        722,315          Section 8            94%

46th and Vincennes Limited
   Partnership
46th and Vincennes
Chicago, IL                                28          751,120         751,120       1,310,538          Section 8            82%
                                          ------   -------------    --------------   --------------
                                          2,590    $  37,634,852    $   37,634,852   $  82,531,585
                                          ======   =============    ==============   =============



* FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide:
                  1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

     Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government. Also includes comparable state subsidies.

(1) The Partnership no longer has an interest in this Local Limited Partnership.

Five Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships' performance for the years ended December 31, 2004 and 2003:

     Leawood Associates, L.P. A Limited Partnership                      2004              2003
     ----------------------------------------------                  ------------------------------
     Total Assets                                                    $   8,715,104    $   9,404,566
     Total Liabilities                                               $   7,941,578    $   8,100,965
     Revenue                                                         $   1,787,424    $   1,702,695
     Net Loss                                                        $    (530,075)   $    (546,987)

     Oakview Square Limited Partnership A Michigan limited Partnership
     -----------------------------------------------------------------
     Total Assets                                                    $   8,243,765    $   8,550,226
     Total Liabilities                                               $   6,042,755    $   5,984,052
     Revenue                                                         $   1,263,431    $   1,295,652
     Net Loss                                                        $    (365,163)   $    (345,840)

     Sencit Towne House, L.P.
     -------------------------
     Total Assets                                                    $   7,918,141    $   8,099,392
     Total Liabilities                                               $   4,278,806    $   4,629,007
     Revenue                                                         $   1,949,279    $   1,951,861
     Net Income                                                      $     168,950    $     163,558

     Carolina Woods Associates, L.P.
     -------------------------------
     Total Assets                                                    $   1,544,859    $   1,649,248
     Total Liabilities                                               $   1,258,417    $   1,275,285
     Revenue                                                         $     207,306    $     246,910
     Net Loss                                                        $     (87,521)   $     (33,878)

     Lakeside Square Limited Partnership An Illinois Limited Partnership
     -------------------------------------------------------------------
     Total Assets                                                    $  15,900,047    $   8,208,686
     Total Liabilities                                               $  17,819,086    $   5,519,975
     Revenue                                                         $   4,099,902    $   3,932,893
     Net Income                                                      $     979,026    $     869,964


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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral argument on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant defendant's request for a protective order.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

On August 24, 2004, Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships, and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

Defendants maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

In June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner has replaced the Local General Partner and replaced the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful and the IRS continues to take the position of disallowing Tax Credits for 1993, 1994 and 1995, a total of approximately $2,562,000, or $38 per Unit, not including interest. In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. In 2004, the Managing General Partner filed a Petition for Readjustment with the United States Tax Court (Case No. 5393-04) in order to further appeal the IRS' position. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations expired for the tax years 1996, 1997 and 1998. The Managing General Partner is currently considering its options including Tax Court and possible settlement with the IRS. In addition, the Managing General Partner is considering using Partnership reserves to place a $1 million or greater "cash bond" with the IRS to serve as a source of possible settlement of all or a portion of the claim. By so doing, after the date of the cash bond, no interest would accrue on that portion of the IRS' claim. If the settlement reached with the IRS were less than the bonded amount, the Partnership would recover the difference. Absent a successful litigation or a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. It is also possible that the Managing General Partner may decide to use additional Partnership Reserves or sell the Bentley Court property to generate proceeds that may be used in connection with the tax liabilities described above.

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

Except as noted above, the Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2005, there were 3,308 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2005 and 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

                            Executive Level Overview

Boston Financial Qualified Housing Tax Credits L.P. IV was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner.

The Partnership's investment portfolio consists of limited partnership interests in fifteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit with an immaterial amount of Tax Credits expected to be generated during 2005. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. Between 2003 and continuing through 2006, the Compliance Period of the fifteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in ten Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Seven Properties in which the Partnership had an investment were sold in the twelve months ended March 31, 2005.

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

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($6,090,445 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and capital resources

At March 31, 2005, the Partnership had cash and cash equivalents of $4,476,203 as compared to $560,614 at March 31, 2004. The increase is mainly attributable to cash received from the Local Limited Partnerships and proceeds received from sale of investments in Local Limited Partnerships. These decreases are partially offset by cash used for operations and advances to Local Limited Partnerships.

The Managing General Partner originally designated 4.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2005, $4,476,203 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,471,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2005, the Partnership has advanced approximately $1,311,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,841,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2005 calendar year. Based on the results of 2004 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

                              Results of operations

The Partnership's results of operations for the fiscal year ended March 31, 2005 resulted in a net loss of $1,384,566, as compared to a net loss of $1,356,972 for the same period in 2004. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships and an increase in general and administrative expenses partially offset by an increase in other revenue, a decrease in equity in losses of Local Limited Partnerships and an increase in gain on sale of investments in Local Limited Partnerships. The increase in provision for valuation of investments in Local Limited Partnerships is a result of the Partnership recognizing non-temporary declines in the carrying value of its investment in certain Local Limited Partnerships. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate. General and administrative expenses also increased due to increased legal expenses associated with litigation the Partnership is currently involved in. The increase in other revenue is primarily attributable to an increase in distributions from Local Limited Partnerships with carrying values of zero. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of seven Local Limited Partnerships during the current year.

                         Low-income housing tax credits

The 2004 and 2003 Tax Credits per Unit were $0.19 and $1.13, respectively, for individual investors. The Tax Credits per Limited Partner stabilized in 1992. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period.

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

As previously reported, the Local General Partner of Hampton Lane, located in Buena Vista, Georgia, and Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner in which the Partnership has the right to ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner for a nominal price after the expiration of the Compliance Period. The plan includes provisions to minimize the risk of recapture. The Properties have generated all of their total Tax Credits and the Compliance Periods end on December 31, 2004 and December 31, 2005 for Hampton Lane and Green Tree Village, respectively. Effective January 1, 2005, the Managing General Partner exercised the put agreement for Hampton Lane, and the transfer of the Partnership's interest in Hampton Lane to the Local General Partner was consummated. The Partnership received $3,000 for its interest. This sale resulted in taxable income projected to be approximately $314,000, or $5 per Unit. The Partnership no longer has an interest in this Property.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Local Limited
Partnerships: Orocovix IV, located in Orocovix Puerto Rico, Canfield Crossing, located in Milan, Michigan, Orchard View, located in Gobles, Michigan and Whitehills II, located in Howell, Michigan. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of the Local Limited Partnerships at any time in exchange for a contingent note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property to the unaffiliated entity. Effective January 1, 2005, the Managing General Partner transferred the Partnership's interest in Orocovix IV to the Local General Partner in exchange for a contingent note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Since the transfer was not to the unaffiliated entity, the Partnership was required to pay $2,500 to the unaffiliated party. This sale resulted in taxable income projected to be approximately $252,000, or $4 per Unit. In addition, effective January 1, 2005, the Managing General Partner transferred the Partnership's interest in Canfield Crossing and Whitehills II to the unaffiliated entity. These two sales resulted in taxable income projected to be approximately $678,000, or $10 per Unit. The Partnership no longer has an interest in these three Properties. The Compliance Period ended on December 31, 2004 for Orocovix IV, Canfield Crossing and Whitehills II and will end on December 31, 2005 for Orchard View.

As previously reported, in June of 1998, the Managing General Partner was informed that the Local General Partner of Bentley Court, located in Columbia, South Carolina, was indicted on various criminal charges and pled guilty on certain counts. The Managing General Partner replaced the Local General Partner and the site management company. Furthermore, an IRS audit of the 1993 tax return for the Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful and the IRS continues to take the position of disallowing Tax Credits for 1993, 1994 and 1995, a total of approximately $2,562,000, or $38 per Unit, not including interest. In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. In 2004, the Managing General Partner filed a Petition for Readjustment with the United States Tax Court (Case No. 5393-04) in order to further appeal the IRS's position. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations expired for the tax years 1996, 1997 and 1998. The Managing General Partner is currently considering its options including Tax Court and possible settlement with the IRS. In addition, the Managing General Partner is considering using Partnership Reserves to place a $1 million or greater "cash bond" with the IRS to serve as a source of possible settlement of all or a portion of the claim. By so doing, after the date of the cash bond, no interest would accrue on that portion of the IRS's claim. If the settlement reached with the IRS was less than the bonded amount, the Partnership would recover the difference. Absent a successful litigation or a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. It is also possible that the Managing General Partner may decide to use additional Partnership Reserves or sell Bentley Court to generate proceeds that may be used in connection with the tax liabilities described above.

As previously reported, on April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership that was used to reimburse the Partnership for advances made in previous years. Previously, weak market conditions had caused Bentley Court to be unable to establish a stabilized occupancy. However, strong occupancy enabled the Property to operate above breakeven during 2003 and 2004 with appropriate debt service coverage and working capital levels. Previously, both the Local General Partner and the Managing General Partner had advanced the Property funds to enable it to stay current on its financial obligations.

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestowne, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001 and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after December 1, 2001. In addition, the new Local General Partner has the right to call the remaining interest after the Compliance Period has expired. The Property operated above break-even during 2004.

As previously reported, although the neighborhood in which 46th & Vincennes is located (Chicago, Illinois) has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue, and debt service coverage and working capital are below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. However, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

As previously reported, during 1994 the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture. However, it is not possible to quantify the potential amount at this time. Further, the Property suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing debt service coverage and working capital to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Property. On September 21, 2004, the Property was sold. The Partnership received $25,000 in sales proceeds in December 2004 and received an additional $50,000 in February 2005. The Partnership continued to have an interest in this Local Limited Partnership until January 1, 2005, at which time the Property's Compliance Period expired, and the Partnership's interest was fully transferred. The sale resulted in a taxable loss of approximately $89,000, or $1 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's Limited Partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 upon the expiration of the Compliance Period, December 31, 2006. West Pine generated its final year of Tax Credits in 2001.

As previously reported, Willow Ridge, located in Prescott, Arizona, experienced operating difficulties during 2003 and 2004. Despite relatively strong occupancy, the Property operated below break-even during 2003 and the Local Limited Partnership did not make any debt service payments in 2004. The Property generated all of its Tax Credits by 2001, and its Compliance Period expired on December 31, 2004. In order to minimize the Partnership's risk, the Managing General Partner agreed to allow an unaffiliated entity to be admitted as a co-Local General Partner. This admittance required the approval of the U.S. Department of Housing and Urban Development, which was received in October 2004. The co-Local General Partner was required to cure the mortgage arrearages. In addition, the Partnership received the right to put its interest in the Property at any time after December 31, 2004 in exchange for a contingent note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 1, 2005, the Partnership's interest was transferred to the unaffiliated party. This sale resulted in taxable income of approximately $406,000, or $6 per Unit. The Partnership no longer has an interest in this Property.

As previously reported, Carolina Woods, located in Greensboro, North Carolina, has experienced decreasing occupancy since early 2003. In an effort to increase occupancy, the Local General Partner replaced its own management agent affiliate with a third party local management agent. The new management agent has evicted several tenants for non-payment. Revenues have decreased, and the Property has experienced operating deficits. The Local General Partner has advanced funds as necessary to ensure the Property remains current on its debt service obligations. The Property's Compliance Period expired on December 31, 2004 and therefore poses minimal risk to the Partnership. The Managing General Partner is working with the Local General Partner to develop an exit strategy for the Partnership's interest in the Property now that the Property's Compliance Period has expired.

As previously reported, Lakeside Square, located in Chicago, Illinois, has enjoyed very strong operations for a number of years. In 2003, the Local General Partner requested approval for a refinancing of the Property. In return for the Partnership's approval, the Managing General Partner obtained a put option to transfer the Partnership's interest at any time after December 31, 2006, the end of the Property's Compliance Period, for $300,000. As part of the agreement, the Local General Partner received a call option to be exercised any time after December 31, 2006. The Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $4,922,665 from the refinancing, which closed on August 31, 2004. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

Lincoln Green, located in Old Towne, Maine, had experienced operating deficits from 2002 through 2004. The Property reached the end of its Compliance Period on December 31, 2004. The Managing General Partner determined that there was no likelihood of any significant cash distributable to the Partnership from a sale of the Property. As a result, the Managing General Partner agreed to sell the Partnership's interest in the Local Limited Partnership to the Local General Partner for $30,000. Effective January 31, 2005, the sale was consummated. This sale resulted in taxable income projected to be approximately $654,000, or $10 per Unit. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2005 and 2004.

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

Item 8A.  Controls and Procedures

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


Item 8B.  Other Information

No Reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2005.



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

     Name                               Position

Jenny Netzer                Executive Vice President, Tax Credit Equity Group
Michael H. Gladstone        Principal, Member

The other General Partner of the Partnership is Arch Street IV Limited Partnership, a Massachusetts Limited Partnership ("Arch Street IV L.P.")that was organized in December 1988. Arch Street VIII, Inc. is the managing general partner of Arch Street IV L.P.


The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this Report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 49, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 48, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

The Partnership is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Partnership has not adopted a Code of Ethics.

The Partnership is structured as a Limited Partnership that was formed principally for real estate investment and is not a "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Partnership.

Item 10. Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street IV L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2005, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

                                                 Amount
 Title of             Name and Address of      Beneficially
   Class                Beneficial Owner         Owned          Percent of Class
----------          ------------------------ -----------------  ----------------

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

Item 12.  Certain Relationships and Related Transactions

The Partnership paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees and distributions are more fully described in the sections entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions" of the Prospectus. Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2005 is presented as follows:

Organizational fees and expenses

In accordance with the Partnership Agreement, affiliates of the General Partner were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses included printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also included a non-accountable expense allowance for marketing expenses equal to 1% of the Gross Proceeds. From inception through March 31, 2005, $8,351,601 of organization and offering fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. No payments were made or expenses reimbursed in each of two years ended March 31, 2005.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the Gross Proceeds. Acquisition fees totaling $5,080,756 for the closing of the Partnership's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and were reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2005.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2005 are as follows:

                                                    2005               2004
                                                 -------------       ----------

       Asset management fees                    $    172,474        $  181,341

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2005 are as follows:

                                                      2005               2004
                                                  -------------       ----------

     Salaries and benefits expense reimbursements $  259,408        $  190,026

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street IV L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in either of the two years ended March 31, 2005.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during each of the two years ended March 31, 2005 is presented in Note 4 to the Financial Statements.

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

(b)      Exhibits

           31.1     Certification of Principal Executive Officer pursuant to
                    section 302 of the Sarbanes-Oxley Act of 2002
           31.2     Certification of Principal Financial Officer pursuant to
                    section 302 of the Sarbanes-Oxley Act of 2002
           32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002




Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2005 as follows:
                                                      2005              2004
                                                    ---------         --------

     Audit fees                                     $  22,150         $ 24,605
     Tax fees                                       $   1,950         $  1,850

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2005.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street VIII, Inc.
         its Managing General Partner



     By:   /s/Jenny Netzer                               Date:    July 13, 2005
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                               Date:   July 13, 2005
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                       Date:   July 13, 2005
           -----------------------------                         --------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2005
                                      Index



                                                                                  Page No.

Report of Independent Registered Public Accounting Firm
     For the years ended March 31, 2005 and 2004                                     F-2

Financial Statements

  Balance Sheet - March 31, 2005                                                     F-3

  Statements of Operations - For the years ended
     March 31, 2005 and 2004                                                         F-4

  Statements of Changes in Partners' Equity  (Deficiency) -
     For the years ended March 31, 2005 and 2004                                     F-5

  Statements of Cash Flows - For the years ended
     March 31, 2005 and 2004                                                         F-6

  Notes to the Financial Statements                                                  F-7


    Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Tax Credits Limited Partnership IV


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership IV ("the Partnership") at March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
July 13, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




                                  BALANCE SHEET
                                 March 31, 2005




Assets

Cash and cash equivalents                                                                      $   4,476,203
Investments in Local Limited Partnership (Note 3)                                                  6,090,445
Other assets                                                                                             354
Total Assets                                                                                   -------------
                                                                                               $  10,567,002
                                                                                               =============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                      $      34,541
Accrued expenses                                                                                      29,475
                                                                                               -------------
   Total Liabilities                                                                                  64,016

General, Initial and Investor Limited Partners' Equity                                            10,502,986
                                                                                               -------------
   Total Liabilities and Partners' Equity                                                      $  10,567,002
                                                                                               =============




The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2005 and 2004




                                                                              2005               2004
                                                                         -------------       -------------
Revenue:
   Investment                                                            $      46,118       $       7,931
   Other                                                                     1,131,690              82,389
                                                                         -------------       -------------
     Total Revenue                                                           1,177,808              90,320
                                                                         -------------       -------------

Expenses:
   Asset management fees, affiliate (Note 4)                                   172,474             181,341
   Provision for valuation of advances to Local
     Limited Partnerships (Note 3)                                              11,904               8,720
   Provision for valuation of investments in Local Limited
     Partnerships (Note 3)                                                   1,178,162              14,349
   General and administrative (includes reimbursements
    to affiliate in the amounts of $259,408 and $190,026
     in 2005 and 2004, respectively) (Note 4)                                  464,853             310,150
   Amortization                                                                 35,144              40,679
                                                                         -------------       -------------
     Total Expenses                                                          1,862,537             555,239
                                                                         -------------       -------------

Loss before equity in losses of Local Limited
   Partnerships                                                               (684,729)           (464,919)

Equity in losses of Local Limited
   Partnerships (Note 3)                                                      (780,337)           (892,053)

Gain on sale of investments in Local Limited Partnerships                       80,500                   -
                                                                         -------------       -------------

Net Loss                                                                 $  (1,384,566)      $  (1,356,972)
                                                                         =============       =============

Net Loss allocated:
   General Partners                                                      $     (13,846)      $     (13,570)
   Limited Partners                                                         (1,370,720)         (1,343,402)
                                                                         -------------       -------------
                                                                         $  (1,384,566)      $  (1,356,972)
                                                                         =============       =============
Net Loss per limited Partner Unit (68,043 Units)                         $      (20.14)      $      (19.74)
                                                                         =============       =============



The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2005 and 2004



                                                         Initial       Investor            Net
                                         General         Limited        Limited        Unrealized
                                         Partners       Partners       Partners           Gains          Total
                                        -----------     --------     -------------    -----------    --------------

Balance at March 31, 2003               $  (458,641)   $   5,000     $  13,698,165    $     2,997    $   13,247,521
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                           -            -                 -         (2,997)           (2,997)
   Net Loss                                 (13,570)           -        (1,343,402)             -        (1,356,972)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Loss                          (13,570)           -        (1,343,402)        (2,997)       (1,359,969)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2004                  (472,211)       5,000        12,354,763              -        11,887,552

Net Loss                                    (13,846)           -        (1,370,720)             -        (1,384,566)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2005               $  (486,057)   $   5,000     $  10,984,043    $         -    $   10,502,986
                                        ===========    =========     =============    ===========    ==============




The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)




                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2005 and 2004




                                                                                 2005            2004
                                                                           -------------     -------------
Cash flows from operating activities:
   Net Loss                                                                $  (1,384,566)    $  (1,356,972)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Equity in losses of Local Limited Partnerships                              780,337           892,053
     Gain on sale of investments in Local Limited Partnerships                   (80,500)                -
     Provision for valuation of advances to Local
       Limited Partnerships                                                       11,904             8,720
     Provision for valuation of investments in Local
       Limited Partnerships                                                    1,178,162            14,349
     Amortization                                                                 35,144            40,679
     Net gain on sales of marketable securities                                        -              (809)
     Cash distributions included in net loss                                  (1,131,690)          (82,379)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                 (235)            1,737
       Due to affiliate                                                         (535,197)          146,368
       Accrued expenses                                                          (38,366)           (1,474)
                                                                           -------------     -------------
   Net cash used for operating activities                                     (1,165,007)         (337,728)
                                                                           -------------     -------------

Cash flows from investing activities:
   Proceeds from sales of marketable securities                                        -           100,000
   Advances to Local Limited Partnerships                                        (11,904)           (8,720)
   Cash distributions received from Local
     Limited Partnerships                                                      5,012,000           217,379
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         80,500                 -
                                                                           -------------     -------------
Net cash provided by investing activities                                      5,080,596           308,659
                                                                           -------------     -------------

Net increase (decrease) in cash and cash equivalents                           3,915,589           (29,069)

Cash and cash equivalents, beginning                                             560,614           589,683
                                                                           -------------     -------------

Cash and cash equivalents, ending                                          $   4,476,203     $     560,614
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

Under the terms of the Partnership Agreement, the Partnership originally designated 4.00% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2005, the Managing General Partner has designated $4,476,203 of cash and cash equivalents as such Reserves.

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

Concentration of Credit Risk

The Partnership invests its cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. Management believes it mitigates its credit risk by investing in major financial institutions.

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2004 and 2003 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is the obligation of the partners of the Partnership.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($6,090,445 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in fifteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Leawood Manor where the Partnership's ownership interest is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2005:


Capital contributions and advances paid to Local Limited Partnerships and
   purchase price paid to withdrawing partners of Local Limited Partnerships                 $  38,086,258

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $13,211,687)                                                         (21,256,678)

Cumulative cash distributions received from Local Limited Partnerships                          (9,000,954)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustments                                     7,828,626

Excess investment cost over the underlying assets acquired:

   Acquisition fees and expenses                                                                 3,092,293

   Cumulative amortization of acquisition fees and expenses                                     (1,005,450)
                                                                                             -------------

Investments in Local Limited Partnerships before impairment allowance                            9,915,469

Impairment allowance on investments in Local Limited Partnerships                               (3,825,024)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $   6,090,445
                                                                                             =============



For the year ended March 31, 2005, the Partnership advanced $11,904 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2004 and 2003 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:



Summarized Balance Sheets - as of December 31,
                                                                                   2004                2003
                                                                             ----------------    ---------------
Assets:
   Investment property, net                                                  $     76,992,724    $    83,933,647
   Other assets                                                                    20,132,643         13,266,609
                                                                             ----------------    ---------------
       Total Assets                                                          $     97,125,367    $    97,200,256
                                                                             ================    ===============

Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                    $     88,143,696    $    80,387,153
   Other liabilities                                                               13,020,599         13,297,812
                                                                             ----------------    ---------------
       Total Liabilities                                                          101,164,295         93,684,965
                                                                             ----------------    ---------------

Partnership's deficiency                                                           (7,278,934)           (40,545)
Other partners' equity                                                              3,240,006          3,555,836
                                                                             ----------------    ---------------
       Total Partners' Equity (Deficiency)                                         (4,038,928)         3,515,291
                                                                             ----------------    ---------------
       Total Liabilities and Partners' Equity (Deficiency)                   $     97,125,367    $    97,200,256
                                                                             ================    ===============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized Income Statements - for the years ended December 31,

Rental and other revenue                                                     $     22,377,183    $    22,910,691
                                                                             ----------------    ---------------

Expenses:
   Operating                                                                       13,153,904         13,605,883
   Interest                                                                         5,693,340          5,801,253
   Depreciation and amortization                                                    5,056,820          5,188,853
                                                                             ----------------    ---------------
       Total Expenses                                                              23,904,064         24,595,989
                                                                             ----------------    ---------------

Net Loss                                                                     $     (1,526,881)   $    (1,685,298)
                                                                             ================    ===============

Partnership's share of Net Loss                                              $     (2,265,680)   $    (2,327,304)
                                                                             ================    ================
Other partners' share of Net Loss                                            $        738,799    $       642,006
                                                                             ================    ===============



For the years ended March 31, 2005 and 2004, the Partnership has not recognized $1,500,548 and $1,438,042, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $15,205 and $2,791 were included in losses recognized in the year ended March 31, 2005 and 2004, respectively.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($7,278,934) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $7,828,626 primarily due to: (i) five Local Limited Partnerships whose interests were sold in the quarter ended March 31, 2005 being included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2004; (ii) cumulative unrecognized losses as described above; (iii) advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships; (iv) syndication costs charged to equity by the Local Limited Partnerships which are not reflected in the Partnership's investments in Local Limited Partnerships;
(v) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2005 not being reflected in the December 31, 2004 balance sheets of the Local Limited Partnerships; and (vi) differences in the accounting treatment of miscellaneous items.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $172,474 and $181,341 for the years ended March 31, 2005 and 2004, respectively. As of March 31, 2005, $34,541 is payable to an affiliate of the Managing General Partner for Asset Management Fees. During the years ended March 31, 2005 and 2004, Asset Management Fees of $415,240 and $125,000, respectively, were paid out of available cash flow.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2005 and 2004 is $259,408 and $190,026, respectively, that the Partnership has incurred for these expenses. During the year ended March 31, 2005, salaries and benefits of $551,839 were paid to an affiliate of the Managing General Partner.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Federal Income Taxes

  The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2005 and 2004 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2004 and 2003:


                                                                                    2005              2004
                                                                                -------------    -------------
Net Loss per financial statements                                               $  (1,384,566)   $  (1,356,972)

Equity in losses of Local Limited Partnerships for tax purposes in
   excess of equity in losses for financial reporting purposes                       (393,697)        (553,730)

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                    (1,485,343)      (1,435,251)

Adjustment to reflect March 31 fiscal year end to December 31 taxable
   year end                                                                           (22,445)          (4,618)

Amortization not deductible for tax purposes                                           35,144           40,679

Provision for valuation of advances to Local Limited Partnerships
   not deductible for tax purposes                                                     11,904            8,720

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                  1,178,162           14,349

Gain on sale of investments in Local Limited Partnerships recognized
   for financial reporting purposes                                                   (80,500)               -

Cash distributions included in net loss for financial reporting purposes           (1,131,690)         (82,379)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (3,273,031)   $  (3,369,202)
                                                                                =============    =============



The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2005 and December 31, 2004, respectively, are as follows:



                                                        Financial
                                                        Reporting           Tax
                                                        Purposes            Purposes         Differences

Investments in Local Limited Partnerships           $    6,090,445       $  (4,712,964)     $  10,803,409
                                                    ==============       =============      ==============
Other assets                                        $    4,476,557       $  12,921,910      $  (8,445,353)
                                                    ==============       =============      =============
Liabilities                                         $       64,016       $     118,553      $     (54,537)
                                                    ==============       =============      =============



The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $22,004,000 greater than for financial reporting purposes, including approximately $13,212,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the Partnership has provided an impairment allowance of approximately $3,825,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $1,005,000 of amortization has been deducted for financial reporting purposes only; (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes and charged to Limited Partners' equity for financial reporting purposes; and (v) the sale of investments in seven Local Limited Partnerships during the quarter ended March 31, 2005 resulting in their removal from investments in Local Limited Partnerships for financial reporting purposes.