Form 10QSB
period 2005-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2005-08-15
CIK 845035

August 15, 2005



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended June 30, 2005
       File Number 0-19765

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

For the quarterly period ended          June 30, 2005
                                       ------------------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2005                                               1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2005 and 2004                                                   2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2005                                3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2005 and 2004                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

Item 3.  Controls and Procedures                                                                14

PART II - OTHER INFORMATION

Items 1-6                                                                                       15

SIGNATURE                                                                                       16

CERTIFICATIONS                                                                                  17


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                         $     3,018,914
Investment securities, at fair value (Note 1)                                                           1,490,255
Investments in Local Limited Partnerships (Note 2)                                                      5,946,407
Other assets                                                                                               13,350
                                                                                                  ---------------
     Total Assets                                                                                 $    10,468,926
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        69,083
Accrued expenses                                                                                           40,425
                                                                                                  ---------------
     Total Liabilities                                                                                    109,508

General, Initial and Investor Limited Partners' Equity                                                 10,359,418
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $    10,468,926
                                                                                                  ===============

   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                 2005                     2004
                                                                           ----------------         ----------
Revenue:
   Investment                                                              $         33,877         $         1,079
   Other                                                                            100,660                  25,683
                                                                           ----------------         ---------------
     Total Revenue                                                                  134,537                  26,762
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate                                                  34,542                  45,978
   Provision for valuation of advances to Local
     Limited Partnerships (Note 2)                                                   17,499                   5,685
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $34,593 and  $74,490 in 2005 and
     2004, respectively)                                                             82,026                 103,908
   Amortization                                                                       7,125                  10,170
                                                                           ----------------         ---------------
     Total Expense                                                                  141,192                 165,741
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships                           (6,655)               (138,979)

Equity in losses of Local Limited Partnerships (Note 2)                            (136,913)                (22,156)
                                                                           ----------------         ---------------

Net Loss                                                                   $       (143,568)        $      (161,135)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $         (1,436)        $        (1,611)
   Limited Partners                                                                (142,132)               (159,524)
                                                                           ----------------         ---------------
                                                                           $       (143,568)        $      (161,135)
                                                                           ================         ===============
Net Loss per Limited Partner Unit
   (68,043 Units)                                                          $         (2.09)         $         (2.34)
                                                                           ===============          ===============


   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2005
                                   (Unaudited)


                                                                Initial           Investor
                                            General             Limited            Limited
                                           Partners             Partner           Partners              Total

Balance at March 31, 2005                $    (486,057)     $        5,000     $   10,984,043      $   10,502,986

Net Loss                                        (1,436)                  -           (142,132)           (143,568)
                                         -------------      --------------     --------------      --------------

Balance at June 30, 2005                 $    (487,493)     $        5,000     $   10,841,911      $   10,359,418
                                         =============      ==============     ==============      ==============


   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                              2005                  2004
                                                                          -------------         --------

Net cash used for operating activities                                    $     (15,195)        $    (151,808)

Net cash used for investing activities                                       (1,442,094)               (5,002)
                                                                          -------------         -------------

Net decrease in cash and cash equivalents                                    (1,457,289)             (156,810)

Cash and cash equivalents, beginning                                          4,476,203               560,614
                                                                          -------------         -------------

Cash and cash equivalents, ending                                         $   3,018,914         $     403,804
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2005. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities may be classified as "Available for Sale" or "Held to Maturity". Those classified as "Available for Sale" are carried at fair value (as reported by the brokerage firms at which they are held), with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity. Those classified as "Held to Maturity", with maturity dates ranging from 2005 to 2007, are reported at amortized cost. For securities held-to-maturity, the fair value at June 30, 2005 is approximately $1,491,000. There were no sales of investment securities during the quarter ended June 30, 2005.

2.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    38,103,757

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $13,460,943)                                                                  (21,327,931)

Cumulative cash distributions received from Local Limited Partnerships                                   (9,066,614)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,709,212

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          3,092,293

   Cumulative amortization of acquisition fees and expenses                                              (1,012,575)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     9,788,930

Impairment allowance on investments in Local Limited Partnerships                                        (3,842,523)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,946,407
                                                                                                    ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2. Investments in Local Limited Partnerships (continued)

For the three months ended June 30, 2005, the Partnership advanced $17,499 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2005 is $320,509. For the three months ended June 30, 2005, the Partnership has not recognized $426,146 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $242,550 were included in losses recognized in the three months ended June 30, 2005.

3.   Significant Equity Investee

Four Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships' performance for the quarters ended June 30, 2005 and 2004:


         Leawood Manor, L.P. A Limited Partnership                         2005              2004
         -----------------------------------------                     -------------    -------------
         Revenue                                                       $     446,800    $     427,066
         Net Loss                                                      $    (132,700)   $    (131,448)

         Allentown Towne House, L.P.                                       2005              2004
         ----------------------------                                  -------------    -------------
         Revenue                                                       $     346,300    $     344,000
         Net Loss                                                      $     (35,800)   $     (28,000)

         Sencit Towne House, L.P.                                          2005              2004
         -------------------------                                     -------------    -------------
         Revenue                                                       $     487,200    $     488,000
         Net Income                                                    $      41,900    $      40,000

         Kenilworth Associates, LTD A Limited Partnership
         a.k.a  Mayfair Mansions                                           2005              2004
         -----------------------                                       -------------    -------------
         Revenue                                                       $   1,231,300    $   1,214,000
         Net Loss                                                      $    (105,000)   $    (118,000)

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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($5,946,407 at June 30, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $1,457,289 from $4,476,203 at March 31, 2005 to $3,018,914 at June 30, 2005. The decrease is primarily attributable to cash used for operations, purchases of marketable securities and advances to a Local Limited Partnership partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2005, $4,509,169 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,471,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2005, the Partnership has advanced approximately $1,329,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,891,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2005.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2005 resulted in a net loss of $143,568, as compared to a net loss of $161,135 for the same period in 2004. The decrease in net loss is primarily attributable to an increase in investment income, an increase in distribution income received from Local Limited Partnerships,

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

a decrease in asset management fees and a decrease in general and administrative expense partially offset by an increase in provision for valuation of advances to Local Limited Partnerships and an increase in equity in losses of Local Limited Partnerships. Investment income increased due to the Partnership investing in more lucrative securities and an increase in cash. The increase in other income is primarily attributable to the receipt of cash distributions received from Local Limited Partnerships with carrying values of zero during the period ended June 30, 2005. Distribution income increased because a Local Limited Partnership made a guaranteed distribution to the Partnership in the quarter ended June 30, 2005. The decrease in asset management fees is due to the Partnership's sale of interests in seven Local Limited Partnerships during the year ended March 31, 2005; since asset management fees are charged per Local Limited Partnership, the previous year's sale reduced the current year's charges. General and administrative expense decreased primarily due to decreased charges from an affiliate of the Managing General Partner for administrative expenses necessary for the operation of the Partnership. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership during the quarter ended June 30, 2005. The increase in equity in losses of Local Limited Partnerships is primarily due to the Partnership recognizing previously unrecognized losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment, partially offset by the Partnership not recognizing losses on seven Local Limited Partnerships that were sold during the year ended March 31 2005.

Portfolio Update

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. Between 2003 and continuing through 2006, the Compliance Period of the fifteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, the New Defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overrruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, the New Defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant the New Defendants' request for a protective order.

The New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the New Defendants;
(ii) Park does not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The New Defendants accordingly intend on defending against the claims vigorously. The New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the New Defendants' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

Property Discussions

Most of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner in which the Partnership has the right to ultimately transfer ownership of the Local Limited Partnership to the Local General Partner for a nominal price after the expiration of the Compliance Period. The plan includes provisions to minimize the risk of recapture. The Property has generated all of its Tax Credits and the Compliance Period ends on December 31, 2005.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest in Orchard View, located in Gobles, Michigan, to the unaffiliated entity or its designee. The Managing General Partner has the right to put its interest in the Local Limited Partnership at any time in exchange for a contingent note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the Property in any other manner, the Partnership will be required to pay a $2,500 termination fee to the unaffiliated entity. The Compliance Period for the Property will end on December 31, 2005.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. In 2004, the Managing General Partner filed a Petition for Readjustment with the United States Tax Court (Case No. 5393-04) in order to further appeal the IRS's position. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations expired for the tax years 1996, 1997 and 1998. The Managing General Partner is currently considering its options including Tax Court and possible settlement with the IRS. In addition, the Managing General Partner is considering using Partnership Reserves to place a $1 million or greater "cash bond" with the IRS to serve as a source of possible settlement of all or a portion of the claim. By so doing, after the date of the cash bond, no interest would accrue on that portion of the IRS's claim. If the settlement reached with the IRS is less than the bonded amount, the Partnership would recover the difference. Absent a successful litigation or a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. It is also possible that the Managing General Partner may decide to use additional Partnership Reserves or sell Bentley Court to generate proceeds that may be used in connection with the tax liabilities described above.

As previously reported, on April 28, 2000, the Managing General Partner, on behalf of the Partnership, filed suit against the former Local General Partner of Bentley Court and certain affiliates of the former Local General Partner alleging mismanagement of the Local Limited Partnership. During May 2001, the former Local General Partner authorized the release of funds held in escrow in the amount of approximately $640,000 to the Partnership that was used to reimburse the Partnership for advances made in previous years. Previously, weak market conditions had caused Bentley Court to be unable to establish a stabilized occupancy. However, strong occupancy has enabled the Property to operate above breakeven for the last several quarters while maintaining appropriate debt service coverage and working capital levels over the same period. Previously, both the Local General Partner and the Managing General Partner had advanced the Property funds to enable it to stay current on its financial obligations.

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

As previously reported, although the Chicago, Illinois neighborhood in which 46th & Vincennes is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue, and debt service coverage and working capital are below appropriate levels. A site visit by the Managing General Partner found the Property in need of some minor improvements but in overall fair condition. However, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

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

Oakview Square, located in Chesterfield, MI, is beginning to show the combined effects of a softening local economy and a surplus of affordable single-family homes. Job losses have adversely impacted a number of residents at the Property. Despite current asking rents well below the maximum LIHTC rents, the Property struggles to compete with a number of affordable and market-rate properties in the area. However, the Property remains current on its debt obligations. The Managing General Partner and the Local General Partner are in early negotiations regarding a sale of the Property before December 31, 2005, which coincides with the end of the Compliance Period. The Local General Partner is working with a national broker to prepare marketing materials and basic terms and conditions for a prospective sale.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 15, 2005               BOSTON FINANCIAL QUALIFIED HOUSING
                                      TAX CREDITS L.P. IV

                                      By:  Arch Street VIII, Inc.,
                                           its Managing General Partner



                                           /s/Jenny Netzer
                                           Jenny Netzer
                                           Executive Vice President
                                           MMA Financial, LLC