Form 10QSB
period 2005-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2005-11-15
CIK 845035

November 14, 2005



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended September 30, 2005 File Number 0-19765

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

For the quarterly period ended          September 30, 2005
                                  -------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------        ------------------

                         Commission file number 0-19765

               Boston Financial Qualified Housing Tax Credits L.P. IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Massachusetts                  04-3044617
---------------------------------------         -------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)              Identification No.)


        101 Arch Street, Boston, Massachusetts           02110-1106
-----------------------------------------------------  ------------------------
       (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2005                                          1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2005 and 2004                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2005                             3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2005 and 2004                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION

Items 1-6                                                                                       15

SIGNATURE                                                                                       16

CERTIFICATIONS                                                                                  17


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                         $     1,992,217
Investment securities, at fair value (Note 1)                                                           2,476,118
Investments in Local Limited Partnerships (Note 2)                                                      5,872,125
Other assets                                                                                               19,351
                                                                                                  ---------------
     Total Assets                                                                                 $    10,359,811
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates                                                                                 $       105,385
Accrued expenses                                                                                           39,295
                                                                                                  ---------------
     Total Liabilities                                                                                    144,680

General, Initial and Investor Limited Partners' Equity                                                 10,220,268
Net unrealized losses on investment securities                                                             (5,137)
                                                                                                  ---------------
     Total Partners' Equity                                                                            10,215,131
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $    10,359,811
                                                                                                  ===============

   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)




                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2005                   2004                2005                  2004
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         42,851      $          6,772     $         76,728      $         7,851
   Other                                                        618               816,532              101,278              842,215
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         43,469               823,304              178,006              850,066
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
  Asset management fees, affiliate                           34,542                45,978               69,084               91,956
  Provision for valuation of advances
     to Local Limited Partneships (Note 2)                      477                     -               17,976                5,685
  Provision for valuation of investments of
     advances in Local Limited Partnerships                       -               349,587                    -              349,587
  General and administrative
     (includes reimbursement to affiliate
     in the amounts of $64,190 and
     $147,388 in 2005 and 2004,
     respectively)                                           77,485               109,707              159,511              213,615
  Amortization                                                7,124                10,170               14,249               20,340
                                                   ----------------      ----------------     ----------------      ---------------
     Total Expense                                          119,628               515,442              260,820              681,183
                                                   ----------------      ----------------     ----------------      ---------------

Income (Loss) before equity in income (losses) of Local Limited Partnerships and gain on sale of investments in Local
   Limited Partnerships                                     (76,159)              307,862              (82,814)             168,883

Equity in income (losses) of Local Limited
   Partnerships (Note 2)                                    (67,158)               10,051             (204,071)            (12,105)

Gain on sale of investments in Local
   Limited Partnerships (Note 2)                              4,167                     -                4,167                    -
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $       (139,150)     $        317,913     $       (282,718)     $       156,778
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $         (1,391)     $          3,179     $         (2,827)     $         1,568
   Limited Partners                                        (137,759)              314,734             (279,891)             155,210
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $       (139,150)     $        317,913     $       (282,718)     $       156,778
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (68,043) Units                             $          (2.02)     $           4.62     $        (4.11)       $          2.28
                                                   ================      ================     ==============        ===============


   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2005
                                   (Unaudited)





                                                                                                           Net
                                                               Initial           Investor                 Unrealized
                                           General             Limited            Limited                  Gains
                                          Partners             Partner           Partners                 (Losses)         Total

Balance of March 31, 2005               $     (486,057)    $        5,000     $   10,984,043              $     -     $  10,502,986
                                        --------------     --------------     --------------              --------    -------------


Comprehensive Loss:
  Change in net unrealized
     gains on investment
     securities available for sale                   -                  -                  -               (5,137)          (5,137)
     Net Loss                                   (2,827)                 -           (279,891)                   -         (282,718)
                                        --------------     --------------     --------------       --------------     -------------
Comprehensive Loss                              (2,827)                 -           (279,891)              (5,137)        (287,855)
                                        --------------     --------------     --------------       --------------     -------------

Balance at September 30, 2005           $     (488,884)    $        5,000     $   10,704,152       $       (5,137)    $  10,215,131
                                        ==============     ==============     ==============       ==============     =============



   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)




                                                                              2005                  2004
                                                                          -------------         -------------

Net cash used for operating activities                                    $     (54,582)        $    (322,682)

Net cash  provided by (used for) investing activities                        (2,429,404)            5,005,493
                                                                          -------------         -------------

Net increase (decrease) in cash and cash equivalents                         (2,483,986)            4,682,811

Cash and cash equivalents, beginning                                          4,476,203               560,614
                                                                          -------------         -------------

Cash and cash equivalents, ending                                         $   1,992,217         $   5,243,425
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    38,104,234

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $13,755,239)                                                                  (21,395,089)

Cumulative cash distributions received from Local Limited Partnerships                                   (9,066,614)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,642,531

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          3,092,293

   Cumulative amortization of acquisition fees and expenses                                              (1,019,699)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     9,715,125

Impairment allowance on investments in Local Limited Partnerships                                        (3,843,000)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,872,125
                                                                                                    ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2. Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 2005, the Partnership advanced $17,976 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2005 is $681,963. For the six months ended September 30, 2005, the Partnership has not recognized $692,342 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $214,450 were included in losses recognized in the six months ended September 30, 2005.

During the six months ended September 30, 2005, the Partnerships received additional proceeds from the sale of its interest in two Local Limited Partnerships which occurred during the year ended March 31, 2005, resulting in the recognition of a net gain of $4,167.

3.   Significant Equity Investee

Four Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships' performance for the six months ended September 30, 2005 and 2004:



         Leawood Associates, L.P. A Limited Partnership                    2005              2004
         ----------------------------------------------                -------------    -------------
         Revenue                                                       $     979,639    $     807,319
         Net Loss                                                      $    (126,380)   $    (266,803)

         Prince Street Towers L.P. A Limited Partnership                   2005              2004
         -----------------------------------------------               -------------    -------------
         Revenue                                                       $     903,427    $     888,967
         Net Loss                                                      $    (111,237)   $      (3,980)

         Sencit Towne House L.P.                                           2005              2004
         ------------------------                                      -------------    -------------
         Revenue                                                       $     989,082    $     970,502
         Net Income                                                    $      73,540    $      87,566

         Kenilworth Associates LTD A Limited Partnership                   2005              2004
         -----------------------------------------------               -------------    -------------
         Revenue                                                       $   2,384,273    $   2,275,309
         Net Income (Loss)                                             $      26,310    $    (387,412)


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

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($5,872,125 at September 30, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $2,483,986 from $4,476,203 at March 31, 2005 to $1,992,217 at September 30, 2005. The decrease is primarily attributable to purchases of investment securities, advances to one Local Limited Partnership and cash used for operations partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2005, $4,468,335 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,473,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2005, the Partnership has advanced approximately $1,329,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,858,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2005.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2005 resulted in a net loss of $139,150 as compared to a net income of $317,913 for the same period in 2004. The decrease in net income is primarily attributable to a decrease in other revenue and a decrease in equity in income of Local Limited Partnerships, partially offset by a decrease in provision for valuation of investments in Local Limited Partnerships an increase in investment revenue and a decrease in general and administrative expenses. The decrease in other revenue is primarily due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The decrease in equity in income of Local Limited Partnerships is primarily due to the Partnership recognizing previously unrecognized losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment and an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation of investments in Local Limited Partnerships is due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships in the prior year. The increase in investment revenue is primarily attributable to an increase investment securities arising from sale proceeds received in 2005 and the Partnership investing in more lucrative securities. General and administrative expenses decreased primarily due to decreased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2005 resulted in a net loss of $282,718 as compared to a net income of $156,778 for the same period in 2004. The decrease in net income is primarily attributable to a decrease in other revenue and a increase in equity in losses of Local Limited Partnerships, partially offset by a decrease in provision for valuation of investments in Local Limited Partnerships an increase in investment revenue and a decrease in general and administrative expenses. The decrease in other revenue is primarily due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in equity in losses of Local Limited Partnerships is primarily due to the Partnership recognizing previously unrecognized losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment and an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation of investments in Local Limited Partnerships is due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships in the prior year. The increase in investment revenue is primarily attributable to an increase investment securities arising from sale proceeds received in 2005 and the Partnership investing in more lucrative securities. General and administrative expenses decreased primarily due to decreased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in fifteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2005. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against the Partnership and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached the Partnership Agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending, and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

On or about October 3, 2005, the Partnership and its general partners ("BFQH IV") commenced litigation against Park in Suffolk Superior Court, Massachusetts and requested the court to issue a declaration that BHQH IV was not in violation of section 5.4.2 of the Partnership Agreement by virtue of its periodic disposition of interests in Local Limited Partnerships following expiration of the Properties' applicable Compliance Period(s). On or about October 11, 2005, Park sought leave of the court in the Missouri Action to amend its petition again and moved the court for entry of a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005 the court denied Park's request.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that they may continue to periodically dispose of interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On October 27, 2005, Bond Purchase, L.L.C. ("Bond"), an entity affiliated with Park, commenced litigation in the district court for Johnson County, Kansas against the Partnership and its purported general partners (collectively, the "BFQH Defendants"), Leawood Associates, L.P. and BF Leawood Limited Partnership, claiming, among other things: (i) that section 5.4.2 of the Partnership Agreement prohibits the BFQH Defendants from engaging in their plan to dispose of interests in Local Limited Partnerships; (ii) that the BFQH Defendants violated the Partnership Agreement by failing to submit Bond's request to amend the Partnership Agreement to the Partnership's limited partners for a vote, instead calling a meeting; (iii) that the BFQH Defendants breached the Partnership Agreement by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership; and (iv) that the BFQH Defendants have violated their fiduciary duties owed to Bond. The BFQH Defendants intend on defending against these claims vigorously, but given, among other things, the preliminary nature of this matter, they have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest 2-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest in Orchard View, located in Gobles, Michigan, to the unaffiliated entity or its designee. The Managing General Partner has the right to put its interest in the Local Limited Partnership at any time in exchange for a contingent note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the Local Limited Partnership in any other manner, the Partnership will be required to pay a $2,500 termination fee to the unaffiliated entity. The Compliance Period for the Property will end on December 31, 2005.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, an IRS audit of the 1993 tax return for Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful, and the IRS continues to take the position of disallowing Tax Credits for 1993, 1994 and 1995. Based on advice of tax counsel, the Managing General Partner recently determined to concede the disallowance of tax credits for those three years.

In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. Based on advice of tax counsel, the Managing General Partner has determined to continue to challenge the IRS's findings with respect to this $500,000 of recapture, and a trial is scheduled on this issue for later this year. Counsel has advised that the statute of limitations expired for the tax years 1996, 1997 and 1998. The Managing General Partner is currently considering its options including a possible settlement with the IRS. A Partnership level settlement could raise certain complications because a portion of the Partnership's ownership has changed since the tax years in question as a result of Unit transfers. In other words, not all current Unit holders are subject to the tax liabilities associated with Bentley Count. The Managing General Partner will study this issue to determine whether a full or partial Partnership level settlement is appropriate. The issue may be moot because, to date, the IRS has not expressed any interest in such a settlement. Absent a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. Subject to the considerations stated above, it is possible that the Managing General Partner may decide to use additional Partnership Reserves or sell Bentley Court to generate proceeds that may be used in connection with the tax liabilities described above.

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestowne, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001, and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after December 1, 2001. In addition, the new Local General Partner has the right to call the remaining interest after the Compliance Period expires on December 31, 2005. The Property operated above break-even for the six months ended June 30, 2005.

As previously reported, although the Chicago, Illinois neighborhood in which 46th & Vincennes is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue, and debt service coverage and working capital are below appropriate levels. Site visits by the Managing General Partner have found the Property in need of some minor improvements but in overall fair condition. However, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

As previously reported, during 1994 the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS. In the opinion of the Managing General

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture. However, it is not possible to quantify the potential amount at this time. Further, the Property suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing debt service coverage and working capital to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Local Limited Partnership. On September 21, 2004, the Property was sold. The Partnership received $25,000 in sales proceeds in December 2004 and received an additional $50,000 in February 2005. The Partnership continued to have an interest in this Local Limited Partnership until January 1, 2005, at which time the Property's Compliance Period expired, and the Partnership's interest was fully transferred. The sale resulted in a taxable loss of approximately $89,000, or $1 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

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

As previously reported, Carolina Woods, located in Greensboro, North Carolina, had experienced decreasing occupancy since early 2003. The Local General Partner replaced its own management agent affiliate with a third party local management agent that, in an effort to increase occupancy, evicted several tenants for non-payment. . As of June 30, 2005, occupancy has improved to an acceptable level of 90%. Although revenues and debt service coverage have improved and working capital levels are favorable, the Property continues to operate at a below breakeven level due to high operating costs. The Local General Partner has advanced funds as necessary to ensure the Property remains current on its debt service obligations. The Property's Compliance Period expired on December 31, 2004 and therefore poses minimal risk to the Partnership. The Managing General Partner is working with the Local General Partner to develop an exit strategy for the Partnership's interest in the Local Limited Partnership now that the Property's Compliance Period has expired.

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

As previously reported, Oakview Square, located in Chesterfield, Michigan, continues to show the combined effects of a softening local economy and a surplus of affordable single-family homes. Job losses have adversely impacted a number of residents at the Property. Despite current asking rents well below the maximum LIHTC rents, the Property struggles to compete with a number of affordable and market-rate properties in the area. However, the Property remains current on its debt obligations. The Managing General Partner and the Local General Partner are in negotiations regarding a 2006 sale of the Property. The Property's Compliance Period will end on December 31, 2005.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

The Partnership has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Partnership analyzes these investments to determine if impairment indicators exist and if an other then temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Partnership's ability to recover the investment's carrying value. If an other than temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused Tax Credits associated with the Properties owned by the Local Limited Partnerships. During the six months ended September 30, 2004, the Partnership concluded one of the Local Limited Partnerships, Carolina Woods Associates, L.P., had experienced other than temporary declines in its carrying value, and impairment losses of approximately $350,000 were recorded. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other than temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of Tax Credits outpaces losses and distributions from any of the Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2005          BOSTON FINANCIAL QUALIFIED HOUSING
                                   TAX CREDITS L.P. IV

                                   By:  Arch Street VIII, Inc.,
                                        its Managing General Partner



                                        /s/Jenny Netzer
                                        Jenny Netzer
                                        Executive Vice President
                                        MMA Financial, LLC