Form 10QSB
period 2005-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2006-02-14
CIK 845035

February 14, 2006


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended December 31, 2005 File Number 0-19765

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

For the quarterly period ended            December 31, 2005
                                  --------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                to
                               ------------        ----------------------------

                         Commission file number 0-19765

     Boston Financial Qualified Housing Tax Credits L.P. IV
--------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       Massachusetts                                       04-3044617
----------------------------------                 ------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


    101 Arch Street, Boston, Massachusetts             02110-1106
----------------------------------------------  --------------------------
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2005                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2005 and 2004                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2005                             3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2005 and 2004                                          4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION

Items 1-6                                                                                       16

SIGNATURE                                                                                       17

CERTIFICATIONS                                                                                  18


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)






Assets

Cash and cash equivalents                                                                         $     1,880,404
Investment securities, at fair value (Note 1)                                                           2,472,920
Investments in Local Limited Partnerships (Note 2)                                                      5,758,141
Other assets                                                                                               20,380
                                                                                                  ---------------
     Total Assets                                                                                 $    10,131,845
                                                                                                  ===============

Liabilities and Partners' Equity

Accrued expenses                                                                                  $       325,182
Deposit on sale                                                                                             2,083
                                                                                                  ---------------
     Total Liabilities                                                                                    327,265
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  9,814,063
Net unrealized losses on investment securities                                                             (9,483)
                                                                                                  ---------------
     Total Partners' Equity                                                                             9,804,580
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $    10,131,845
                                                                                                  ===============




 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)




                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2005                   2004                2005                  2004
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         34,831      $         14,326     $        111,559      $        22,177
   Other                                                      6,690                     -              107,968              842,215
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         41,521                14,326              219,527              864,392
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
  Asset management fees, affiliate                           34,548                45,977              103,632              137,933
  Provision for valuation of advances
     to Local Limited Partnerships (Note 2)                  43,073                 6,219               61,049               11,904
  Provision for valuation of investments
     in Local Limited Partnerships                                -                     -                    -              349,587
  General and administrative
     (includes reimbursement to affiliate
     in the amounts of $84,446 and
     $209,113 in 2005 and 2004,
     respectively)                                          351,821               141,302              511,332              354,917
  Amortization                                                7,125                 6,018               21,374               26,358
                                                   ----------------      ----------------     ----------------      ---------------
     Total Expense                                          436,567               199,516              697,387              880,699
                                                   ----------------      ----------------     ----------------      ---------------

Loss before equity in income (losses) of
   Local Limited Partnerships and gain on
   sale of investments in Local
   Limited Partnerships                                    (395,046)             (185,190)            (477,860)            (16,307)

Equity in income (losses) of Local Limited
   Partnerships (Note 2)                                    (11,159)              114,898             (215,230)             102,793

Gain on sale of investments in Local
   Limited Partnerships (Note 2)                                  -                     -                4,167                    -
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $       (406,205)     $        (70,292)    $       (688,923)     $        86,486
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $         (4,062)     $           (703)    $         (6,889)     $           865
   Limited Partners                                        (402,143)              (69,589)            (682,034)              85,621
                                                   ----------------      ----------------     -----------------     ---------------
                                                   $       (406,205)     $        (70,292)    $       (688,923)     $        86,486
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (68,043) Units                             $          (5.91)     $          (1.02)    $         (10.02)     $          1.26
                                                   ================      ================     ================      ===============
 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2005
                                   (Unaudited)






                                                               Initial           Investor           Net
                                            General            Limited            Limited         Unrealized
                                           Partners            Partner           Partners          Losses                    Total

Balance of March 31, 2005               $     (486,057)    $        5,000     $   10,984,043     $          -        $   10,502,986
                                        --------------     --------------     --------------     ----------------    --------------


Comprehensive Loss:
  Change in net unrealized
     losses on investment
     securities available for sale                   -                  -                  -               (9,483)          (9,483)
     Net Loss                                   (6,889)                 -           (682,034)                   -         (688,923)
                                        --------------     --------------     --------------       --------------     -------------
Comprehensive Loss                              (6,889)                 -           (682,034)              (9,483)        (698,406)
                                        --------------     --------------     --------------       --------------     -------------

Balance at December 31, 2005            $     (492,946)    $        5,000     $   10,302,009       $       (9,483)    $   9,804,580
                                        ==============     ==============     ==============       ==============     =============

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)




                                                                              2005                  2004
                                                                          -------------         --------

Net cash used for operating activities                                    $    (226,646)        $    (989,889)

Net cash  provided by (used for) investing activities                        (2,369,153)            4,999,274
                                                                          -------------         -------------

Net increase (decrease) in cash and cash equivalents                         (2,595,799)            4,009,385

Cash and cash equivalents, beginning                                          4,476,203               560,614
                                                                          -------------         -------------

Cash and cash equivalents, ending                                         $   1,880,404         $   4,569,999
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2005 and 2004.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2005:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    38,147,307

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $14,133,501)                                                                  (21,399,559)

Cumulative cash distributions received from Local Limited Partnerships                                   (9,169,003)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,578,745

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          3,092,293

   Cumulative amortization of acquisition fees and expenses                                              (1,026,824)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     9,644,214

Impairment allowance on investments in Local Limited Partnerships                                        (3,886,073)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,758,141
                                                                                                    ===============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2005, the Partnership advanced $61,049 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2005 is $1,064,695. For the nine months ended December 31, 2005, the Partnership has not recognized $1,509,588 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $660,123 were included in losses recognized in the nine months ended December 31, 2005.

During the nine months ended December 31, 2005, the Partnership received additional proceeds from the sale of its interest in two Local Limited Partnerships which occurred during the year ended March 31, 2005, resulting in the recognition of a net gain of $4,167.

3.   Significant Equity Investee

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of either December 31, 2005 or 2004 or net losses for the three months ended either December 31, 2005 or 2004. The following financial information represents the performance of these Local Limited Partnerships for the three months ended December 31, 2005 and/or 2004:

         Leawood Associates, L.P. A Limited Partnership                    2005              2004
                                                                       -------------    -------------
         Revenue                                                       $         N/A    $     411,784
         Net Loss                                                      $         N/A    $    (182,903)

         Allentown Towne House, L.P.
         Revenue                                                       $         N/A    $     337,726
         Net Loss                                                      $         N/A    $     (34,678)

         Prince Street Towers L.P. A Limited Partnership
         Revenue                                                       $         N/A    $     448,262
         Net Loss                                                      $         N/A    $    (118,383)

         Sencit Towne House L.P.
         Revenue                                                       $      13,784    $     487,810
         Net Income                                                    $     (44,151)   $      37,691

         Lakeside Square Limited Partnership an Illinois
         Limited Partnership
         Revenue                                                       $        N/A     $   1,012,553
         Net Income                                                    $         N/A    $     390,393


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

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($5,758,141 at December 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $2,595,799 from $4,476,203 at March 31, 2005 to $1,880,404 at December 31, 2005. The decrease is primarily attributable to purchases of investment securities, advances to one Local Limited Partnership and cash used for operations partially offset by maturities of investment securities and cash distributions received from Local Limited Partnerships. Cash used for operations includes $138,173 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2005, $4,353,324 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,481,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2005, the Partnership has advanced approximately $1,372,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,789,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2005. During 2006, the Managing General Partner will continue to monitor the Partnership's Reserve levels to determine whether amounts of available cash, due in large part to proceeds from the disposition of Local Limited Partnerships, exceed reasonably necessary levels. If so, a distribution to Limited Partners may be warranted. However, there can be no assurances as to the amounts or timing of such a distribution.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2005 resulted in a net loss of $406,205 as compared to a net loss of $70,292 for the same period in 2004. The increase in net loss is primarily attributable to an increase in general and administrative expenses, a decrease in equity in income and an increase in provisions for valuation of advances to Local Limited Partnerships, partially offset by an increase in investment revenue and a decrease in asset management fees. General and administrative costs increased primarily due to an increase in legal expenses associated with litigation in which the Partnership is currently involved, partially offset by a decrease in charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnership. The decrease in equity in income of Local Limited Partnerships is

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Three Month Period (continued)

primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The increase in provision for valuation of advances to Local Limited Partnerships is the result of an increase in advances made to one Local Limited Partnership in 2005, as compared to the same three month period of 2004. The increase in investment revenue is primarily attributable to an increase in investment securities arising from sale and refinancing proceeds received in 2005 and the Partnership investing in more lucrative securities. The decrease in asset management fees is due to the Partnership's sale of interest in seven Local Limited Partnerships during the year ended March 31, 2005; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2005 resulted in a net loss of $688,923 as compared to net income of $86,486 for the same period in 2004. The decrease in net income is primarily attributable to a decrease in other revenue, a decrease in equity in income of Local Limited Partnerships, an increase in general and administrative expenses and an increase in provision for valuation of advances to Local Limited Partnerships, partially offset by a decrease in provision for valuation of investments in Local Limited Partnerships, an increase in investment revenue and a decrease in asset management fees. The decrease in other revenue is primarily due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The decrease in equity in income of Local Limited Partnerships is primarily due an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. General and administrative expenses increased due to an increase in legal expenses associated with litigation in which the Partnership is currently involved, partially offset by a decrease in charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnership. The increase in provision for valuation of advances to Local Limited Partnerships is the result of an increase in advances made to one Local Limited Partnership in 2005, as compared to the same period of 2004. The decrease in provision for valuation of investments in Local Limited Partnerships is due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships in the prior year. The increase in investment revenue is primarily attributable to an increase in investment securities arising from sale and refinancing proceeds received in 2005 and the Partnership investing in more lucrative securities. The decrease in asset management fees is due to the Partnership's sale of interest in seven Local Limited Partnerships during the year ended March 31, 2005; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges.

Portfolio Update

As of December 31, 2005, the Partnership's investment portfolio consisted of limited partnership interests in fifteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. The Partnership's interest in one Local Limited Partnership was transferred on January 1, 2006. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the fourteen remaining Properties in which the Partnership has an interest either have already expired or will expire by December 31, 2006. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against the Partnership and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On November 15, 2004, the court granted the requested amendment to the petition. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order (a "TRO") compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a TRO.

In October 2005, Park again sought leave of the court in the Missouri Action to amend its petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Local Limited Partnerships' applicable Compliance Period(s) without first obtaining limited partner consent. On or about October 11, 2005, Park moved the court for entry of a TRO prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a TRO. In December 2005, the court granted Park's request to amend its petition, and the case remains in discovery.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that the Partnership may continue to periodically dispose of its interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On October 27, 2005, Bond Purchase, L.L.C. ("Bond"), an entity affiliated with Park, commenced litigation in the District Court for Johnson County, Kansas against the Partnership, its purported general partners (collectively, the "QH IV Defendants"), Leawood Associates, L.P. and BF Leawood Limited Partnership, claiming that, among other things: (i) section 5.4.2 of the Partnership Agreement prohibits the QH IV Defendants from engaging in their plan to dispose of the Partnership's interests in Local Limited Partnerships; (ii) the QH IV Defendants violated the Partnership Agreement by failing to submit Bond's request to amend the Partnership Agreement to the Partnership's limited partners for a vote, instead calling a meeting; (iii) the QH IV Defendants breached the Partnership Agreement by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership; and (iv) the QH IV Defendants have violated their fiduciary duties owed to Bond. On January 6, 2006, Bond filed a motion to voluntarily dismiss its lawsuit without prejudice. The QH IV Defendants anticipate that the motion to dismiss will be granted.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion, and the discovery process is continuing.

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

On or about October 3, 2005, the Partnership and its general partners commenced litigation against Park in Suffolk Superior Court, Massachusetts and requested the court to issue a declaration that the Partnership and its general partners were not in violation of section 5.4.2 of the Partnership Agreement by virtue of its periodic disposition of interests in Local Limited Partnerships following expiration of the Local Limited Partnerships' applicable Compliance Period(s). In November 2005, the plaintiffs amended the complaint to include Bond as a defendant and to claim: (i) that the plaintiffs need not furnish the purported "books and records" of the Partnership requested by Bond, since (among other things) Bond's request is clearly designed to elicit information concerning the assets and operations of the Local Limited Partnerships; and (ii) that Park and Bond intentionally and improperly took action to undermine the sale of Leawood Manor, a Kansas property, resulting in the withdrawal of the highest bid and depriving the Partnership of an economic opportunity.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On December 19, 2005, Park and Bond served a motion to dismiss the amended complaint. The plaintiffs served an opposition to that motion to dismiss on or about January 20, 2006. The plaintiffs also likely will be serving a motion for summary judgment seeking to obtain a declaration from the court that (i) the plaintiffs are not acting in violation of the Partnership Agreement by periodically disposing of interests in Local Limited Partnerships without limited partner consent and (ii) Bond is not entitled to access to the purported "books and records" that it has requested.

Property Discussions

Most of the Properties in which the Partnership has an interest have stabilized operations and operate above breakeven. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner in which the Partnership has the right to ultimately transfer ownership of the Local Limited Partnership to the Local General Partner for a nominal price after the expiration of the Compliance Period. The Managing General Partner currently has an agreement to transfer its interest in the Local Limited Partnership to the Local General Partner for $4,000, or $0.04 per Unit. This transfer will be consummated upon receipt of these proceeds and is projected to result in taxable income of approximately $207,000, or $2 per Unit. The Property has generated all of its Tax Credits and the Compliance Period ended on December 31, 2005.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest in Orchard View, located in Gobles, Michigan, to the unaffiliated entity or its designee. The Managing General Partner had the right to put its interest in the Local Limited Partnership at any time in exchange for a contingent note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 1, 2006, the Partnership put its interest in Orchard View to an unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a remaining interest in the form of a contingent note. This transfer is projected to result in taxable income of approximately $299,000, or $4 per Unit. The Compliance Period for the Property ended on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, an IRS audit of the 1993 tax return for the Bentley Court Local Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful and the IRS continues to take the position of disallowing Tax Credits for 1993, 1994 and 1995, a total of approximately $2,562,000, or $38 per Unit, not including interest. Based on advice of tax counsel, the Managing General Partner recently determined to concede the disallowance of tax credits for those three years.

In addition, the Local General Partner received formal notification that the IRS was expanding its claims to recapturing approximately $500,000 of Tax Credits deducted in 1990, 1991 and 1992, or $7 per Unit, not including interest. Based on advice of tax counsel, the Managing General Partner has determined to continue to challenge the

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

IRS's findings with respect to this $500,000 of recapture. A trial was held on November 28, 2005, and the case is currently pending before the United States Tax Court. Final briefs will be filed on March 1, 2006. After that filing it is expected that an opinion from the court will be issued by approximately the fall of 2006. It is possible, but unlikely at this point, that the IRS will further expand its claims for additional amounts with respect to other years. Counsel has advised that the statute of limitations expired for the tax years 1996, 1997 and 1998. The Managing General Partner is currently considering its options including a possible settlement with the IRS. A Partnership level settlement could raise certain complications because a portion of the limited partnership ownership has changed since the tax years in question as a result of Unit transfers. In other words, not all current Unit holders are subject to the tax liabilities associated with Bentley Court. The Managing General Partner will study this issue to determine whether a full or partial Partnership level settlement is appropriate. The issue may be moot because to date, the IRS has not expressed any interest in such a settlement. Absent a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. Subject to the considerations stated above, it is possible that the Managing General Partner may decide to use additional Partnership Reserves or sell Bentley Court to generate proceeds that may be used in connection with the tax liabilities described above.

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestowne, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001, and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner also has the right to put the Partnership's remaining interest to the new Local General Partner any time after December 1, 2001. In addition, the new Local General Partner now has the right to call the remaining interest. The Compliance Period expired on December 31, 2005. The Property operated above breakeven for the nine months ended December 31, 2005.

As previously reported, although the Chicago, Illinois neighborhood in which 46th & Vincennes is located has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue, and debt service coverage and working capital remain below appropriate levels as of September 30, 2005. A recent site visit by the Managing General Partner found the Property in need of repair, as it suffers from significant deferred maintenance. In addition, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

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

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's limited partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 upon the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001.

As previously reported, Carolina Woods, located in Greensboro, North Carolina, had experienced decreasing occupancy since early 2003. The Local General Partner replaced its own management agent affiliate with a third party local management agent that, in an effort to increase occupancy, evicted several tenants for non-payment. Throughout the three month period ended September 30, 2005 occupancy was 90%. Although revenues, debt service coverage and working capital levels remain favorable, the Property, due to high operating costs, continues to operate at a below breakeven level as of September 30, 2005. The Local General Partner has advanced funds as necessary to ensure the Property remains current on its debt service obligations. The Property's Compliance Period expired on December 31, 2004 and therefore poses minimal risk to the Partnership. The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership will be transferred upon the sale of the Property to an unaffiliated entity, currently estimated to take place during the first half of 2006. This transfer is expected to result in an immaterial amount of proceeds to the Partnership.

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

As previously reported, Oakview Square, located in Chesterfield, Michigan, continues to show the combined effects of a softening local economy and a surplus of affordable single-family homes. Job losses have adversely impacted a number of residents at the Property. Despite current asking rents well below the maximum LIHTC rents, the Property struggles to compete with a number of affordable and market-rate properties in the area. However, the Property remains current on its debt obligations. The Property's Compliance Period ended on December 31, 2005.

The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, will be terminated upon the sale of the Property to an unaffiliated entity, currently estimated to take place during the first half of the 2006.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

The Partnership has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Partnership analyzes these investments to determine if impairment indicators exist and if an other then temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Partnership's ability to recover the investment's carrying value. If an other than temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused Tax Credits associated with the Properties owned by the Local Limited Partnerships. During the nine months ended December 31, 2004, the Partnership concluded one of the Local Limited Partnerships, Carolina Woods Associates, L.P., had experienced other than temporary declines in its carrying value, and impairment losses of approximately $350,000 were recorded. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other than temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of Tax Credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2005.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2006               BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. IV

                                        By:  Arch Street VIII, Inc.,
                                        its Managing General Partner



                                        /s/Jenny Netzer
                                        Jenny Netzer
                                        Executive Vice President
                                        MMA Financial, LLC