Form 10KSB
period 2006-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2006-06-29
CIK 845035

June 28, 2006



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Annual Report on Form 10-KSB for Year Ended March 31, 2006
       File Number 0-19765


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

For the fiscal year ended                March 31, 2006
                         -----------------------------------------------

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               --------------       --------------------

    Commission file number 0-19765

            Boston Financial Qualified Housing Tax Credits L.P. IV
------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                 Massachusetts                    04-3044617
-------------------------------------   -----------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

        101 Arch Street, Boston, Massachusetts            02110-1106
-----------------------------------------------------    -------------------
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code       (617) 439-3911
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange on
        Title of each class                      which registered
        -------------------                    ----------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                              $67,653,000 as of March 31, 2006
                                           --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO HICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:
(2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY ROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

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

  "Estimated Use of Proceeds"                                                     Part III, Item 12

  "Management Compensation and Fees"                                              Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                                                      Part III, Item 12




             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006

                                TABLE OF CONTENTS


PART I                                                                        Page No.

   Item  1    Business                                                          K-3
   Item  2    Properties                                                        K-5
   Item  3    Legal Proceedings                                                 K-12
   Item  4    Submission of Matters to a
              Vote of Security Holders                                          K-14

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                               K-14
   Item  6    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     K-14
   Item  7    Financial Statements and Supplementary Data                       K-21
   Item  8    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                            K-21
   Item 8A    Controls and Procedures                                           K-21
   Item 8B    Other Information                                                 K-22


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

SIGNATURES                                                                      K-26
----------

CERTIFICATIONS                                                                  K-27
--------------



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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
Properties owned by                                                                                Interest
Local Limited Partnerships                                  Location                               Acquired

46th & Vincennes                                            Chicago, IL                             03/29/91
Audobon (1)                                                 Boston, MA                              12/22/89
Bent Tree (1)                                               Jackson, TX                             12/27/89
Bentley Court                                               Columbia, SC                            12/26/89
Brookscrossing                                              Atlanta, GA                             06/30/89
Brown Kaplan (1)                                            Boston, MA                              07/01/90
BK Apartments (1)                                           Jamestown, ND                           12/01/90
Carolina Woods (1)                                          Greensboro, NC                          01/31/90
Canfield Crossing (1)                                       Milan, MI                               08/20/90
Dorsett Apartments (1)                                      Philadelphia, PA                        10/20/89
Findlay Market (1)                                          Cincinnati, OH                          08/15/90
Grandview (1)                                               Grandview, TX                           12/27/89
Green Tree Village (1)                                      Greenville, GA                          07/06/90
Gateway Village Garden (1)                                  Azle, TX                                06/24/91
Hampton Lane (1)                                            Buena Vista, GA                         12/20/89
Hilltop (1)                                                 Rhome, TX                               12/27/89
Justin Place (1)                                            Justin, TX                              12/27/89
Lancaster House North                                       Lancaster, PA                           03/13/89
Lakeside Square (1)                                         Chicago, IL                             05/17/90
Lincoln Green (1)                                           Old Town, ME                            03/21/90
Leawood Manor                                               Leawood, KS                             12/29/89
Mayfair Mansions                                            Washington, DC                          03/21/90
Nocona Terrace (1)                                          Nocona, TX                              12/27/89
Oakview Square                                              Chesterfield, MI                        03/22/89
Orchard View (1)                                            Gobles, MI                              04/29/90
Orocovix IV (1)                                             Orocovix, PR                            12/30/89
Pecan Hill (1)                                              Bryson, TX                              12/28/89
Pine Manor (1)                                              Jacksboro, TX                           12/27/89
Pinewood Terrace (1)                                        Rusk, TX                                12/27/89
Royal Crest (1)                                             Bowie, TX                               12/27/89
Seagraves (1)                                               Seagraves, TX                           11/28/90
Sencit Towne House                                          Shillington, PA                         12/26/89
Town House Apartments                                       Allentown, PA                           12/26/89
Valley View (1)                                             Valley View, TX                         12/27/89
West Pine                                                   Findlay, PA                             12/31/90
Willow Ridge (1)                                            Prescott, AZ                            08/28/89
Whitehills II (1)                                           Howell, MI                              04/21/90

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

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2006, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships:
Sencit Towne House L.P., Allentown Towne House, L.P. and Prince Street Towers L.P., representing 17.41%, have AIMCO Properties as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street VIII, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street IV Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, Inc. ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in ten Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits by its relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, with the exception of Bentley Court, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; or iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Partnership.


                                               Capital Contributions
Local Limited Partnership                  Total            Paid           Mtge. Loans                            Occupancy at
Property Name               Number of   Committed at       Through         Payable at           Type of             March 31,
Property Location          Apts Units    March 31, 2006  March 31, 2006   December 31, 2005      Subsidy *              2006
 ------------------------- ------------  --------------  ---------------- ------------------    --------------     -----------

Brookscrossing Apartments, L.P.
  A Limited Partnership
Brookscrossing             224          $    3,363,776     $   3,363,776       $  5,559,960                None          89%
Atlanta, GA

Willow Ridge Development Co.
  Limited Partnership (1)
Willow Ridge
Prescott, AZ

Leawood Associates, L.P.
  A Limited Partnership
Leawood Manor
Leawood, KS                254               7,497,810         7,497,810            7,592,808                None          93%

Dorsett Limited Partnership (1)
Dorsett Apartments
Philadelphia, PA

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA              160               1,589,403         1,589,403            5,757,288            Section 8         98%

Prince Street Towers L.P.
  A Limited Partnership
Lancaster House North
Lancaster, PA              201               1,996,687         1,996,687            6,552,021           Section 8          99%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA            200               1,996,687         1,996,687            3,608,216           Section 8          100%




                                               Capital Contributions
Local Limited Partnership                  Total            Paid           Mtge. Loans                            Occupancy at
Property Name               Number of   Committed at       Through         Payable at           Type of             March 31,
Property Location          Apts Units    March 31, 2006  March 31, 2006   December 31, 2005      Subsidy *              2006
 ------------------------- ------------  --------------  ---------------- ------------------    --------------     -----------

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

Buena Vista Limited Partnership (1)
Hampton Lane (Buena Vista)
Buena Vista, GA

Audobon Group, L.P.
  A Massachusetts Limited Partnership (1)
Audobon
Boston, MA

Bent Tree Housing Associates (1)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (1)
Royal Crest (Bowie)
Bowie, TX




                                               Capital Contributions
Local Limited Partnership                  Total            Paid           Mtge. Loans                            Occupancy at
Property Name               Number of   Committed at       Through         Payable at           Type of             March 31,
Property Location          Apts Units    March 31, 2006  March 31, 2006   December 31, 2005      Subsidy *              2006
 ------------------------- ------------  --------------  ---------------- ------------------    --------------     -----------

Nocona Terrace Housing
  Associates, LTD (1)
Nocona Terrace
Nocona, TX

Pine Manor Housing Associates (1)
Pine Manor
Jacksboro, TX

Rhome Housing Associates, LTD (1)
Hilltop Apartments
Rhome, TX

Valley View Housing Associates, LTD (1)
Valley View
Valley View, TX

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC              272               5,000,000     5,000,000       6,503,957                None             95%

Bryson Housing Associates, LTD (1)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
  Partnership, S.E. (1)
Orocovix IV
Orocovix, PR

Carolina Woods Associates, L.P (1)
Carolina Woods
Greensboro, NC


                                               Capital Contributions
Local Limited Partnership                  Total            Paid           Mtge. Loans                            Occupancy at
Property Name               Number of   Committed at       Through         Payable at           Type of             March 31,
Property Location          Apts Units    March 31, 2006  March 31, 2006   December 31, 2005      Subsidy *              2006
 ------------------------- ------------  --------------  ---------------- ------------------    --------------     -----------

Kenilworth Associates LTD
  A Limited Partnership
Mayfair Mansions
Washington, DC               569            4,250,000       4,250,000       16,575,004           Section 8             94%

Oakview Square Limited Partnership
  A Michigan Limited Partnership
Oakview Square
Chesterfield, MI             192            5,299,652       5,299,652        5,604,420                None             85%

Whitehills II Apartments Company
  Limited Partnership (1)
Whitehills II
Howell, MI

Gobles Limited Dividend (1)
  Housing Associates
Orchard View
Gobles, MI

Lakeside Square Limited Partnership
  An Illinois Limited Partnership (1)
Lakeside Square
Chicago, IL

Lincoln Green Associates, A Limited
  Partnership (1)
Lincoln Green
Old Towne, ME

Brown Kaplan Limited Partnership (1)
Brown Kaplan
Boston, MA



                                               Capital Contributions
Local Limited Partnership                  Total            Paid           Mtge. Loans                            Occupancy at
Property Name               Number of   Committed at       Through         Payable at           Type of             March 31,
Property Location          Apts Units    March 31, 2006  March 31, 2006   December 31, 2005      Subsidy *              2006
 ------------------------- ------------  --------------  ---------------- ------------------    --------------     -----------

Green Tree Village Limited Partnership (1)
  A Limited Partnership
Green Tree Village
Greenville, GA

Milan Apartments Company
  Limited Partnership (1)
Canfield Crossing
Milan, MI

Findlay Market Limited Partnership (1)
Findlay Market
Cincinnati, OH

Seagraves Housing Associates, LTD. (1)
Seagraves
Seagraves, TX

West Pine Associates
West Pine
Findlay, PA            38                 313,445         313,445         1,640,041                FmHA               79%

B-K Apartments Limited Partnership (1)
BK Apartments
Jamestowne, ND

46th and Vincennes Limited
  Partnership
46th and Vincennes
Chicago, IL            28                  751,120        751,120         1,306,755           Section 8               89%
                     ------          --------------  -------------    ---------------
                    2,138           $   32,058,580   $  32,058,580    $  60,700,470
                   ======           =============    =============    =============



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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against the Partnership and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached the Partnership Agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its Petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a temporary restraining order, and on November 15, 2004 it granted the request to amend the Petition.

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The New Defendants have filed a motion to dismiss the second amended complaint. That motion is pending. If the motion to dismiss is denied, a trial is scheduled for this matter on October 16, 2006, although it is possible that a portion of the case may be heard and resolved at an earlier date.

The Defendants and the New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things; (i) they are not "books and records" of the partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that the Partnership may continue to periodically dispose of interests in Local Limited Partnerships because, among other things, the dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. Therefore, the Defendants and New Defendants accordingly intend on defending against the claims vigorously. The court has scheduled an evidentiary hearing for May 31, 2006 with respect to Park's "books and records" claims against the Defendants and the New Defendants. Discovery is ongoing with respect to the alleged claim against the Defendants regarding disposition of the Local Limited Partnership interests. The Defendants and New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things; (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On October 27, 2005, Bond Purchase, L.L.C. ("Bond"), an entity affiliated with Park, commenced litigation in the District Court for Johnson County, Kansas against the Partnership and its purported general partners, claiming, among other things, that: (i) section 5.4.2 of the Partnership Agreement prohibited the defendants from engaging in their alleged plan to dispose of interests in Local Limited Partnerships; (ii) the defendants violated the Partnership Agreement by failing to submit Bond's request to amend the Partnership Agreement to the Partnership's Limited Partners for a vote, instead calling a meeting;
(iii) the defendants breached the Partnership Agreement by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership; and (iv) the defendants violated their fiduciary duties to Bond. On January 6, 2006, Bond filed a motion to voluntarily dismiss its lawsuit without prejudice. On April 3, 2006, the court dismissed the lawsuit.

On or about October 3, 2005, the Partnership and its General Partners commenced litigation against Park in Suffolk Superior Court, Massachusetts and requested the Court to issue a declaration that the Partnership and its General Partners were not in violation of section 5.4.2 of the Partnership Agreement by virtue of its periodic disposition of interests in Local Limited Partnerships following expiration of the Compliance Period(s). In November, 2005, the plaintiffs amended the complaint to include Bond as a defendant and to claim: (i) that the plaintiffs need not furnish the purported "books and records" of the Partnership requested by Bond, since, among other things, Bond's request is clearly designed to elicit information concerning the assets and operations of the Local Limited Partnerships; and (ii) that Park and Bond intentionally and improperly took action to undermine the sale of Leawood Manor, resulting in the withdrawal of the highest bid and depriving the Partnership of an economic opportunity.

On December 19, 2005, Park and Bond served a motion to dismiss the amended complaint. The plaintiffs opposed that motion to dismiss, and a hearing on that motion took place on June 1, 2006. The motion is pending with the court. The plaintiffs also likely will be serving a motion for summary judgment seeking to obtain a declaration from the Court that (i) the plaintiffs are not acting in violation of the Partnership Agreement by periodically disposing of interests in Local Limited Partnerships without Limited Partner consent and (ii) Bond is not entitled to access to the purported "books and records" that it has requested.

As previously reported, an IRS audit of the 1993 tax return for the Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful and the IRS has not retracted its position of disallowing Tax Credits for 1993, 1994 and 1995, a total of $2,562,173, plus accrued interest of approximately $2,797,008, or approximately $78 per Unit. Based on advice of tax counsel, the Managing General Partner determined to concede the disallowance of Tax Credits for those three years.


In addition, the Local General Partner received notification that the IRS was expanding its claims to recapturing $502,472 of Tax Credits taken in 1990, 1991 and 1992, plus accrued interest of $743,909, or approximately $19 per Unit. Based on advice tax counsel, the Managing General Partner determined to challenge the IRS' findings with respect to this $502,472 of recapture, and a trial was held on this issue in November 2005. Very recently, the Tax Court ruled against the Partnership. The Managing General Partner is unlikely to appeal this decision. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations has expired for the tax years 1996, 1997 and 1998.

The Managing General Partner is currently considering its options including a possible settlement with the IRS. A Partnership level settlement is complicated, however, because a portion of the Limited Partner ownership has changed since the tax years in question as a result of Unit transfers; in other words, not all current Unit holders are subject to the tax liabilities associated with Bentley Court (the disallowance of the 1993, 1994 and 1995 Tax Credits applies only to the Limited Partners of the Partnership that claimed Tax Credits for those years and the recapture applies to all current Limited Partners of the Partnership). The Managing General Partner will study this issue to determine whether a full or partial Partnership level settlement is appropriate. The issue may be moot because, to date, the IRS has not expressed any interest in such a settlement. Absent a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. Given that the Tax Court has ruled with respect to 1990, 1991 and 1992 recapture, the Managing General Partner anticipates that such assessments could occur later this year or early in 2007.


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

As of March 31, 2006, there were 3,045 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2006 and 2005.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

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

Executive Level Overview

The Partnership was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in Local Limited Partnerships which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Partnership ends on March 31.

As of March 31, 2006, the Partnership's investment portfolio consisted of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated has Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the ten remaining Properties in which the Partnership has an interest either have already expired or will expire by December 31, 2006. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in one Local Limited Partnership. It is unlikely that the disposition of this Local Limited Partnership interest will generate a material cash distribution to the Partnership. During the year ended March 31, 2006, the Partnership's interests in five Local Limited Partnerships were sold.

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Periods and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,355,556 at March 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. During the year ended March 31, 2006, the Partnership concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Prince Street Towers L.P., for approximately $250,000 and Sencit Towne House L.P. for approximately $1,020,000. During the year ended March 31, 2005, the Partnership concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded: Oakview Square Limited Partnership, for approximately $828,000 and Carolina Woods Associates, L.P. for approximately $350,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.


Liquidity and Capital Resources


At March 31, 2006, the Partnership had cash and cash equivalents of $1,884,202 as compared to $4,476,203 at March 31, 2005. The decrease is mainly attributable to the purchases of investment securities, advances to Local Limited Partnerships and cash used for operations. These increases are partially offset by proceeds from maturities of investment securities, cash distributions received from Local Limited Partnerships and proceeds received from sale of investments in Local Limited Partnerships. Cash used for operations includes $138,173 paid to the Managing General Partner for accrued asset management fees.


The Managing General Partner originally designated 4.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2006, $4,110,395 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,515,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2006, the Partnership has advanced approximately $1,572,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,781,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.



Cash Distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2006. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations


The Partnership's results of operations for year ended March 31, 2006 resulted in a net loss of $2,224,013 as compared to a net loss of $1,384,566 for the same period in 2005. The increase in loss is primarily attributable to a decrease in other revenue, an increase in general and administrative expenses, an increase in provision for valuation allowance on advances to Local Limited Partnerships and an increase in provision for valuation allowance on investments in Local Limited Partnerships. These effects were partially offset by a decrease in equity in losses of Local Limited Partnerships, an increase in gain on sale of investments in Local Limited Partnerships, an increase in investment revenue and a decrease in asset management fees. The decrease in other revenue is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. General and administrative costs increased due to increased legal expenses associated with litigation in which the Partnership is currently involved, increased consulting costs related to efforts to sell the Partnership's interest in investments in certain Local Limited Partnerships and increased expenses associated with auditing the Partnership's financial statements. These increases in general and administrative expenses were partially offset by a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operations of the Partnership. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of an increase in advances made to Local Limited Partnerships in 2006, as compared to the same period of 2005. Provision for valuation allowance on investments in Local Limited Partnerships increased due to the Partnership recording greater impairment allowance for its investments in certain Local Limited Partnerships between 2006 and 2005. The decrease in equity in losses of Local Limited Partnerships is primarily due an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of five Local Limited Partnerships during the current year. The increase in investment revenue is primarily attributable to the Partnership investing in more lucrative securities. The decrease in asset management fees is due to the Partnership's sale of interest in seven Local Limited Partnerships during the year ended March 31, 2005; since asset management fees are charged per Local Limited Partnership, the previous year's sale reduced the current year's charges.


Low-Income Housing Tax Credits

The 2005 and 2004 Tax Credits per Unit for individual investors were $0.00 and $0.19, respectively. The Tax Credits per Limited Partner stabilized in 1992. The credits have ended as all of the Properties have reached the end of the ten year credit period.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Local Limited
Partnerships: Orocovix IV, located in Orocovix, Puerto Rico, Canfield Crossing, located in Milan, Michigan, Orchard View, located in Gobles, Michigan and Whitehills II, located in Howell, Michigan. Although these Properties did not share a common Local General Partner, they were all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in any of the Local Limited Partnerships at any time in exchange for a contingent note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. If the Partnership disposed of its interest in the above-mentioned Properties in any other manner, the Partnership would have been required to pay a $2,500 termination fee, per Property, to the unaffiliated entity. Effective January 1, 2005, the Managing General Partner transferred the Partnership's interest in Orocovix IV to the Local General Partner in exchange for a contingent note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Since the transfer was not to the unaffiliated entity, the Partnership was required to pay $2,500 to the unaffiliated party. This sale resulted in 2005 taxable income of $251,544, or $3.70 per Unit. In addition, effective January 1, 2005, the Managing General Partner transferred the Partnership's interest in Canfield Crossing and Whitehills II to the unaffiliated entity. The Partnership received $4,166 in exchange for the sale of the contingent notes that were created in conjunction with put options entered into with the previously mentioned unaffiliated third party. These two sales resulted in 2005 taxable income of $663,002, or $9.74 per Unit. Effective January 1, 2006, the Partnership put its interest in Orchard View to the unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a remaining interest in the form of a contingent note. This transfer will result in 2006 taxable income of approximately $299,000, or $4 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves. The Managing General Partner determined the values in these Properties to be less than their outstanding debt, and therefore the sale of the Partnership's interests in these Properties, for nominal amounts was deemed to be in the best interest of the Partnership. The Compliance Periods ended on December 31, 2004 for Orocovix IV, Canfield Crossing and Whitehills II and ended on December 31, 2005 for Orchard View. The Partnership no longer has an interest in these four Properties.

As previously reported, Willow Ridge, located in Prescott, Arizona, experienced operating difficulties during 2003 and 2004. Despite relatively strong occupancy, the Property operated below break-even during 2003 and the Local Limited Partnership did not make any debt service payments in 2004. The Property generated all of its Tax Credits by 2001, and its Compliance Period expired on December 31, 2004. In order to minimize the Partnership's risk, the Managing General Partner agreed to allow an unaffiliated entity to be admitted as a co-Local General Partner. This admittance required the approval of the U.S. Department of Housing and Urban Development, ("HUD") which was received in October 2004. The co-Local General Partner was required to cure the mortgage arrearages. In addition, the Partnership received the right to put its interest in the Property at any time after December 31, 2004 in exchange for a contingent note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 1, 2005, the Partnership's interest was transferred to the unaffiliated party. This sale resulted in a 2005 taxable loss of $22,111, or $0.33 per Unit. The Partnership no longer has an interest in this Property.

As previously reported, the Local General Partner of Hampton Lane, located in Buena Vista, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of this Property. In response to these concerns and to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner in which the Partnership had the right to ultimately transfer ownership of the Local Limited Partnership to the Local General Partner for a nominal price after the expiration of the Compliance Period. The plan included provisions to minimize the risk of recapture. The Property had generated all of its total Tax Credits and the Compliance Period expired on December 31, 2004. Effective January 1, 2005, the Managing General Partner exercised the put agreement for Hampton Lane, and the transfer of the Partnership's interest in Hampton Lane to the Local General Partner was consummated. The Partnership received $3,000 for its interest. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in 2005 taxable income of $270,789, or $3.98 per Unit. The Partnership no longer has an interest in this Property.

As previously reported, Lincoln Green, located in Old Towne, Maine, had experienced operating deficits from 2002 through 2004. The Property reached the end of its Compliance Period on December 31, 2004. The Managing General Partner determined that there was no likelihood of any significant cash distributable to the Partnership from a sale of the Property. As a result, the Managing General Partner agreed to sell the Partnership's interest in the Local Limited Partnership to the Local General Partner for $30,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. Effective January 31, 2005, the sale was consummated that resulted in 2005 taxable income of $652,112, or $9.58 per Unit. The Partnership no longer has an interest in this Property.

As previously reported, the Local General Partner of Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner in which the Partnership has the right to ultimately transfer ownership of the Local Limited Partnership to the Local General Partner for a nominal price after the expiration of the Compliance Period. Effective January 1, 2006, the Managing General Partner, under a prior agreement, transferred its interest in the Local Limited Partnership to the Local General Partner for $4,000, or $0.06 per Unit. This transfer was consummated with the receipt of these proceeds in April 2006. This transfer is projected to result in 2006 taxable income of approximately $207,000, or $3 per Unit. The Property has generated all of its Tax Credits and the Compliance Period ended on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, an IRS audit of the 1993 tax return for the Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful and the IRS has not retracted its position of disallowing Tax Credits for 1993, 1994 and 1995, a total of $2,562,173, plus accrued interest of approximately $2,797,008, or approximately $78 per Unit. Based on advice of tax counsel, the Managing General Partner determined to concede the disallowance of Tax Credits for those three years.

In addition, the Local General Partner received notification that the IRS was expanding its claims to recapturing $502,472 of Tax Credits deducted in 1990, 1991 and 1992, plus accrued interest of $743,909, or approximately $19 per Unit. Based on advice tax counsel, the Managing General Partner determined to challenge the IRS' findings with respect to this $502,472 of recapture, and a trial was held on this issue in November 2005. Very recently, the Tax Court ruled against the Partnership. The Managing General Partner is unlikely to appeal this decision. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations expired for the tax years 1996, 1997 and 1998. The Managing General Partner is currently considering its options including a possible settlement with the IRS. A Partnership level settlement could raise certain complications because a portion of the Limited Partner ownership has changed since the tax years in question as a result of Unit transfers; in other words, not all current Unit holders are subject to the tax liabilities associated with Bentley Court (the disallowance of the 1993, 1994 and 1995 Tax Credits applies only to the Limited Partners of the Partnership that claimed Tax Credits for those years and the recapture applies to all current Limited Partners of the Partnership). The Managing General Partner will study this issue to determine whether a full or partial Partnership level settlement is appropriate. The issue may be moot because, to date, the IRS has not expressed any interest in such a settlement. Absent a settlement, it is anticipated that the IRS will contact Limited Partners directly for any adjustments that need to be made to returns for those years. Given that the Tax Court has ruled with respect to 1990, 1991 and 1992 recapture, the Managing General Partner anticipates that such assessments could occur later this year or early in 2007. Subject to the considerations stated above, it is possible that the Managing General Partner may decide to use additional Partnership Reserves or sell Bentley Court to generate proceeds that may be used in connection with the tax liabilities described above.

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestowne, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001, and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner exercised its right to put the Partnership's remaining interest to the new Local General Partner, effective February 24, 2006. This transfer is projected to result in 2006 taxable income of approximately $140,000, or $2 per Unit. The Compliance Period expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, although the neighborhood in which 46th & Vincennes is located (Chicago, Illinois) has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. Although occupancy has stabilized, debt service coverage and working capital were well below appropriate levels as of December 31, 2005. A site visit by the Managing General Partner in October 2005 found the Property in need of some improvements. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. The Managing General Partner and Local General Partner have begun to explore an exit strategy that will allow for the Partnership's disposition of its interest in this Local Limited Partnership. The Property's Compliance Period ended on December 31, 2005.

As previously reported, during 1994 the Local General Partner of Dorsett Apartments, located in Philadelphia, Pennsylvania, transferred its interest in the Local Limited Partnership. The IRS subsequently conducted a compliance audit of the Property and took the position that the Property is subject to recapture due to non-compliance issues. The Managing General Partner disagrees with the IRS. In the opinion of the Managing General Partner, there is a risk that the Property and the Partnership could suffer significant Tax Credit recapture. However, it is not possible to quantify the potential amount at this time. Further, the Property suffered from poor location and security issues. Vandalism caused an increase in maintenance and repair expenses and negatively affected the Property's occupancy levels and tenant profile, causing debt service coverage and working capital to drop below appropriate levels. In 2003, the Managing General Partner and the Local General Partner began to pursue disposition options of the Partnership's interest in the Local Limited Partnership. On September 21, 2004, the Property was sold. The Partnership received $25,000 in sales proceeds in December 2004 and received an additional $50,000 in February 2005. The Partnership continued to have an interest in this Local Limited Partnership until January 1, 2005, at which time the Property's Compliance Period expired, and the Partnership's interest was fully transferred. The sale, in the aggregate, resulted in taxable income of $224,831, or $3.30 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the HUD. HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's limited partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 upon the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001.

As previously reported, Carolina Woods, located in Greensboro, North Carolina, had experienced decreasing occupancy since early 2003. The Local General Partner replaced its own management agent affiliate with a third party local management agent that, in an effort to increase occupancy, evicted several tenants for non-payment. Throughout the three-month period ended December 31, 2005 occupancy was 92%. Although revenues, debt service coverage and working capital levels remained favorable, the Property, due to high operating costs, continued to operate at a below breakeven level as of December 31, 2005. The Local General Partner had advanced funds as necessary to ensure the Property remain current on its debt service obligations. The Property's Compliance Period expired on December 31, 2004 and therefore posed minimal risk to the Partnership. The Managing General Partner anticipated that the Partnership's interest in the Local Limited Partnership would be transferred upon the sale of the Property to an unaffiliated entity during the first half of 2006. On March 22, 2006, Carolina Woods was sold, causing the Partnership's disposition of its interest in this Local Limited Partnership. As expected, the Property's sales price was insufficient to produce any net proceeds to the Partnership. This sale will result in a 2006 taxable loss projected to be approximately $480,000, or $7 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Lakeside Square, located in Chicago, Illinois, enjoyed very strong operations for a number of years. In 2003, the Local General Partner requested approval for a refinancing of the Property. In return for the Partnership's approval, the Managing General Partner obtained a put option to transfer the Partnership's interest at any time after December 31, 2005, the end of the Property's Compliance Period, for $300,000. As part of the agreement, the Local General Partner received a call option to be exercised any time after December 31, 2005 (previously incorrectly reported as December 31, 2006). The Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $4,922,665 from the refinancing, which closed on August 31, 2004. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. Effective January 2, 2006, the Managing General Partner exercised its put option on this Local Limited Partnership, receiving $304,020 in return for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this sale in Reserves. This transfer will result in 2006 taxable income projected to be approximately $1,000,000, or $15 per Unit. The Partnership no longer has an interest in this Property.

The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, will be terminated upon the sale of the Property to an unaffiliated entity. The sale is currently estimated to take place during 2006.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2006 and 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.

Item 8A.  Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's Principal Executive Officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B.  Other Information

The following reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2006: Form 8-K dated February 17, 2006
       Form 8-K dated March 2, 2006


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing  General  Partner of the  Partnership  is Arch Street VIII,
Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in December 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                                Executive Vice President
Michael H. Gladstone                        Principal, Member

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

Jenny Netzer, age 50, Executive Vice President - Ms. Netzer joined MMA as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 49, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2006, the following are the only entities known to the Partnership to be the beneficial owners of more than 5% of the Units outstanding:

                                                                                   Amount
      Title of                          Name and Address of                     Beneficially
        Class                            Beneficial Owner                           Owned          Percent of Class

   Limited                      Bond Purchase, LLC                             10,818 Units          15.90%
   Partner                      104 Armor Road
                                P.O Box 34729
                                Kansas City, MO  64116-1129

   Limited                      Everest Housing Investor 2, LLC                4,371 Units             6.42%
   Partner                      199 South Los Robles Avenue, Suite 200
                                Pasadena, CA  91101


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

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street IV L.P., MMA nor any of their executive officers, directors, principals or affiliates is the beneficial owner of any Units. None of the foregoing persons possess a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2006 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partner were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses included printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also included a non-accountable expense allowance for marketing expenses equal to 1% of the Gross Proceeds. From inception through March 31, 2006, $8,351,601 of organization and offering fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. No payments were made or expenses reimbursed in each of two years ended March 31, 2006.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the Gross Proceeds. Acquisition fees totaling $5,080,756 for the closing of the Partnership's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and were reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2006.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2006 are as follows:

                                          2006                  2005
                                         --------------        ----------
Asset management fees                     $  130,421           $   172,474

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2006 are as follows:

                                               2006                  2005
                                            --------------        ----------
Salaries and benefits expense reimbursements   $ 115,879        $    259,408

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street IV L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in either of the two years ended March 31, 2006.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2006 is presented in Note 5 to the Financial Statements.

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

(c) The following reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2006:

       Form 8-K dated February 17, 2006
       Form 8-K dated March 2, 2006

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2006 as follows:

                                    2006                  2005
                              --------------        ----------

Audit fees                    $       75,220           $    22,150
Tax fees                      $        2,400           $     1,950

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2006.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street VIII, Inc.
         its Managing General Partner



     By:   /s/Jenny Netzer                            Date:    June 28, 2006
           ---------------------------------------            ---------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                          Date:    June  28, 2006
           ---------------------------------------           ---------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.


     By:   /s/Michael H. Gladstone                  Date:   June  28, 2006
           -----------------------------                  -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2006
                                      Index



                                                                                  Page No.

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2006 and 2005                                       F-2

Report of Independent Registered Public Accounting Firm for
   the year ended December 31, 2005 for Leawood Associates, LP                       F-3

Report of Independent Registered Public Accounting Firm for
   the year ended December 31, 2005 for Allenwood Towne House, LP                    F-4

Report of Independent Registered Public Accounting Firm for
   the year ended December 31, 2005 for Sencit Towne House, LP                       F-5

Financial Statements

  Balance Sheet - March 31, 2006                                                     F-6

  Statements of Operations - For the years ended
     March 31, 2006 and 2005                                                         F-7

  Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2006 and 2005                                     F-8

  Statements of Cash Flows - For the years ended
     March 31, 2006 and 2005                                                         F-9

  Notes to the Financial Statements                                                 F-10






             Report of Independent Registered Public Accounting Firm





To the Partners of
Boston Financial Qualified Housing Credits Limited Partnership IV

In our opinion, based on our audits and the report of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership IV ("the Partnership") at March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investments in the local limited partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of Leawood Associates L.P., Sencit Towne House L.P. and Allentown Towne House L.P. (the local "Limited Partnerships"), investments in which the Partnership's investment in the Local Limited Partnerships is stated at $3,331,324 at March 31, 2006, and the Partnership's equity in earnings (losses) of the Local Limited Partnerships is stated at ($262,643), $126,000 and ($113,388) respectively for the year ended March 31, 2006. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2006

                                      HA&W
               Certified Public Accountants and Business Advisors



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Leawood Associates, L.P.

We have audited the accompanying balance sheet of LEAWOOD ASSOCIATES, L.P. [a limited partnership], as of December 31, 2005, and the related statements of changes in partners equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LEAWOOD ASSOCIATES, L.P. as of December 31, 2005, and the results of its operations, its changes in partners equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supporting information shown on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 20, 2006




                           Habif, Arogeti & Wynne, LLP
                        Glenridge          Highlands Two o 5565 Glenridge
                                           Connector o Suite 200 o Atlanta,
                                           Georgia 30342 404.892.9651 o Fax
                                           404.876.3913 o www.hawcpa.com
An Independent Member of Baker Tilly International o Certified Public
Accountants

Carter & Company
Certified Public Accountants, LLC
                                          543 Highway 98 East, Suite 201
                                          Destin, Florida 32541
                                          Phone: 850-650-0125
                                          Fax:  850-650-0126


                          Independent Auditors' Report




To the Partners
Allentown Towne House Limited Partnership (A Limited Partnership)

In our opinion, the accompanying balance sheet and the related statement of profit and loss, changes in partners' equity (deficiency) and cash flows present fairly, in all material aspects, the financial position of Allentown Towne House Limited Partnership (A Limited Partnership) as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





/s/Carter & Company
Destin, Florida
January 20, 2006

Carter & Company
Certified Public Accountants, LLC
                                                543 Highway 98 East, Suite 201
                                                Destin, Florida 32541
                                                Phone: 850-650-0125
                                                Fax:  850-650-0126


                          Independent Auditors' Report


To the Partners
Sencit Towne House Limited Partnership (A Limited Partnership)

In our opinion, the accompanying balance sheet and the related statement of profit and loss, changes in partners' equity (deficiency) and cash flows present fairly, in all material aspects, the financial position of Sencit Towne House Limited Partnership (A Limited Partnership) as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/Carter & Company
Destin, Florida
January 20, 2006

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2006




Assets

Cash and cash equivalents                                                                         $     1,884,202
Investment securities, at fair value  (Note 3)                                                          2,226,193
Investments in Local Limited Partnerships (Note 4)                                                      4,355,556
Accounts receivable (Note 4)                                                                               14,000
Other assets                                                                                               19,033
                                                                                                  ---------------
   Total Assets                                                                                   $     8,498,984
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                         $       126,789
Accrued expenses                                                                                          107,915
                                                                                                  ---------------
   Total Liabilities                                                                                      234,704
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  8,278,973
Net unrealized losses on investment securities                                                            (14,693)
                                                                                                  ---------------
   Total Partners' Equity                                                                               8,264,280
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     8,498,984
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                           STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2006 and 2005




                                                                                 2006                     2005
                                                                           ----------------         ----------
  Revenue:
   Investment                                                              $        157,940         $        46,118
   Other                                                                            117,968               1,131,690
                                                                           ----------------         ---------------
     Total Revenue                                                                  275,908               1,177,808
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate (Note 5)                                        130,421                 172,474
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 4)                                                  261,049                  11,904
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 4)                                                1,270,000               1,178,162
   General and administrative (includes reimbursements
     to an affiliate in the amount of $115,879 and
     $259,408 in 2006 and 2005, respectively)                                       783,533                 464,853
   Amortization                                                                      28,498                  35,144
                                                                           ----------------          --------------
     Total Expense                                                                2,473,501               1,862,537
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships and gain on sale of investments in Local Limited
   Partnerships                                                                  (2,197,593)               (684,729)

Equity in losses of Local Limited Partnerships (Note 4)                            (318,903)               (780,337)

Gain on sale of investments in Local Limited
   Partnerships (Note 4)                                                            292,483                  80,500
                                                                           ----------------         ---------------

Net Loss                                                                   $     (2,224,013)        $    (1,384,566)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $        (22,240)        $       (13,846)
   Limited Partners                                                              (2,201,773)             (1,370,720)
                                                                           ----------------         ---------------
                                                                           $     (2,224,013)        $    (1,384,566)
                                                                           ================         ===============
Net Loss per Limited Partner Unit
   (68,043 Units)                                                          $         (32.36)        $        (20.14)
                                                                           ================         ===============



The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2006 and 2005




                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners             Loss             Total

Balance at March 31, 2004                      $    (472,211)    $        5,000     $   12,354,763     $            -  $11,887,552

Net Loss                                             (13,846)                 -         (1,370,720)                 -  (1,384,566)
                                               -------------     --------------     --------------     --------------  -----------

Balance at March 31, 2005                           (486,057)             5,000         10,984,043                  -   10,502,986
                                               -------------     --------------     --------------     --------------    ---------

Comprehensive Loss:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -            (14,693)    (14,693)
  Net Loss                                           (22,240)                 -         (2,201,773)                 -  (2,224,013)
                                               -------------     --------------     --------------     --------------  -----------
Comprehensive Loss                                   (22,240)                 -         (2,201,773)           (14,693) (2,238,706)
                                               -------------     --------------     --------------     --------------   ---------

Balance at March 31, 2006                      $    (508,297)    $        5,000     $    8,782,270     $      (14,693) $ 8,264,280
                                               =============     ==============     ==============     ==============  ===========


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005



                                                                                 2006                     2005
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Loss                                                                $     (2,224,013)        $    (1,384,566)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
   Equity in losses of Local Limited Partnerships                                   318,903                 780,337
   Gain on sale of investments in Local Limited Partnerships                       (292,483)                (80,500)
   Provision for valuation allowance on advances to Local
     Limited Partnerships                                                           261,049                  11,904
   Provision for valuation allowance on investments in Local
     Limited Partnerships                                                         1,270,000               1,178,162
   Amortization                                                                      28,498                  35,144
   Accretion                                                                        (12,526)                      -
   Cash distributions included in net loss                                         (117,349)             (1,131,690)
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
   Other assets                                                                     (18,679)                   (235)
   Due to affiliate                                                                  92,248                (535,197)
   Accrued expenses                                                                  78,440                 (38,366)
                                                                           ----------------         ----------------
Net cash used for operating activities                                             (615,912)             (1,165,007)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Purchases of investment securities                                            (2,728,360)                      -
   Proceeds from maturities of investment securities                                500,000                       -
   Advances to Local Limited Partnerships                                          (261,049)                (11,904)
   Cash distributions received from Local
     Limited Partnerships                                                           213,050               5,012,000
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                           314,270                  80,500
   Accounts receivable from sale of investments in Local
     Limited Partnerships                                                           (14,000)                      -
                                                                           ----------------        ----------------
Net cash provided by (used for) investing activities                             (1,976,089)              5,080,596
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                             (2,592,001)              3,915,589

Cash and cash equivalents, beginning                                              4,476,203                 560,614
                                                                           ----------------         ---------------

Cash and cash equivalents, ending                                          $      1,884,202         $     4,476,203
                                                                           ================         ===============




The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 4.00% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2006, the Managing General Partner has designated $4,110,395 of cash, cash equivalents and investment securities as such Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partner' capital accounts are in deficit position certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investment Securities

The Partnership's investment securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. All investment securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Investments in Local Limited Partnerships

The Local Limited  Partnerships  in which the  Partnership  invests are
Variable  Interest  Entities  ("VIE"s).    The  Partnership  is involved with
the VIEs as a non-controlling limited partner equity holder. Because the Partnership is

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                    NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,355,556 at March 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2005 and 2004 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements.

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

3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value

Debt securities issued by the US
Treasury and other US
Government Agency                         $    2,240,886      $            -      $      (14,693)    $    2,226,193
                                          --------------      --------------      --------------     --------------

Investment securities
   at March 31, 2006                      $    2,240,886      $            -      $      (14,693)    $    2,226,193
                                          ==============      ==============      ==============     ==============

The contractual maturities at March 31, 2006 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value

Due in less than one year                                                 $     1,746,172           $   1,737,913
Due in one year to five years                                                     494,714                 488,280
                                                                          ---------------           -------------
                                                                          $     2,240,886           $   2,226,193
                                                                          ===============           =============

Proceeds from maturities of investments securities for the year ended March 31, 2006 were approximately $500,000.



4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in ten Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Leawood Manor where the Partnership's ownership interest is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    32,771,035

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $12,735,221)                                                                  (22,269,830)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,097,553)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,403,652

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,786,058

   Cumulative amortization of acquisition fees and expenses                                                (928,478)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,261,232

Valuation allowance on investments in Local Limited Partnerships                                         (4,905,676)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,355,556
                                                                                                    ===============

For the year ended March 31, 2006, the Partnership advanced $261,049 to two of the Local Limited Partnerships, all of which was reserved. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments. During the year ended March 31, 2006, the Partnership concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Prince Street Towers L.P., for approximately $250,000 and Sencit Towne House L.P. for approximately $1,020,000. During the year ended March 31, 2005, the Partnership concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded: Oakview Square Limited Partnership, for approximately $828,000 and Carolina Woods Associates, L.P. for approximately $350,000.

4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2005 and 2004 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2005                2004
                                                                             ----------------    ---------------
Assets:
   Investment property, net                                                  $     73,460,785    $    76,992,724
   Other assets                                                                    15,472,934         20,132,643
                                                                             ----------------    ---------------
     Total Assets                                                            $     88,933,719    $    97,125,367
                                                                             ================    ===============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     80,507,639    $    88,143,696
   Other liabilities                                                               12,979,096         13,020,599
                                                                             ----------------    ---------------
     Total Liabilities                                                             93,486,735        101,164,295
                                                                             ----------------    ---------------

Partnership's deficiency                                                           (7,853,026)        (7,278,934)
Other partners' equity                                                              3,300,010          3,240,006
                                                                             ----------------    ---------------
   Total Partners' Deficiency                                                      (4,553,016)       (4,038,928)
                                                                             ----------------    ---------------
   Total Liabilities and Partners' Deficiency                                $     88,933,719    $    97,125,367
                                                                             ================    ===============

Summarized Statements of Operations -
for the years ended December 31,

                                                                                   2005                2004
                                                                             ----------------    ---------------

Rental and other income                                                      $     22,237,222    $    22,377,183
                                                                             ----------------    ---------------

Expenses:
   Operating                                                                       13,354,816         13,153,904
   Interest                                                                         5,601,792          5,693,340
   Depreciation and amortization                                                    4,771,152          5,056,820
                                                                             ----------------    ---------------
     Total Expenses                                                                23,727,760         23,904,064
                                                                             ----------------    ---------------

Net Loss                                                                     $     (1,490,538)   $    (1,526,881)
                                                                             ================    ===============

Partnership's share of Net Loss                                              $     (1,892,758)   $    (2,265,680)
                                                                             ================    ===============
Other partners' share of Net Loss                                            $        402,220    $       738,799
                                                                             ================    ===============



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                    NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2006 and 2005, the Partnership has not recognized $1,653,595 and $1,500,548, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $79,740 and $15,205 were included in losses recognized in the year ended March 31, 2006 and 2005, respectively.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($7,853,026) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $7,403,653 primarily due to: (i) five Local Limited Partnerships whose interests were sold in the quarter ended March 31, 2006 being included in the summarized balance sheet of the Local Limited Partnerships at December 31, 2005; (ii) cumulative unrecognized losses as described above; (iii) advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships; and (iv) differences in the accounting treatment of miscellaneous items.

The Partnership's interest in five of its investments in Local Limited Partnerships were sold during the year ended March 31, 2006, resulting in gains totaling $292,483. As of March 31, 2006, $14,000 is receivable related to the sale of two of these Local Limited Partnerships.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2006 and 2005 were $130,421 and $172,474, respectively. As of March 31, 2006, $126,789 is payable to an affiliate of the Managing General Partner for Asset Management Fees. During the years ended March 31, 2006 and 2005, Asset Management Fees of $138,173 and $415,240, respectively, were paid out of available cash flow.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2006 and 2005 is $115,879 and $259,408, respectively, that the Partnership has incurred for these expenses. During the years ended March 31, 2006 and 2005, salaries and benefits of $115,879 and $551,839, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2006, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Federal Income Taxes

  The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2006 and 2005 to the net income (loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2005 and 2004:

                                                                                    2006                  2005
                                                                               --------------         --------

Net loss per financial statements                                              $   (2,224,013)        $  (1,384,566)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax (financial
   reporting) purposes                                                              1,452,867              (393,697)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (1,573,855)           (1,485,343)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                       167,692               (22,445)

Amortization for tax purposes in excess of amortization for
   financial reporting purposes                                                      (493,046)                    -

Amortization not deductible for tax purposes                                                -                35,144

Provision for valuation allowance on advances to Local Limited
   Partnerships not deductible for tax purposes                                       261,049                11,904

Provision for valuation allowance on investments in Local Limited
   Partnerships not deductible for tax purposes                                     1,270,000             1,178,162

Gain on sale of investments in Local Limited Partnerships recognized for financial reporting (tax) purposes in excess of gain recognized
   for tax (financial reporting) purposes                                           1,836,620               (80,500)

Cash distributions included in net loss for financial reporting purposes             (117,968)           (1,131,690)
                                                                               --------------         -------------

Net Income (Loss) per tax return                                               $      579,346         $  (3,273,031)
                                                                               ==============         =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2006 and December 31, 2005, respectively, are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    4,355,556     $   (3,737,784)     $    8,093,340
                                                            ==============     ==============      ==============
Other assets                                                $    4,143,428     $   12,734,788      $   (8,591,360)
                                                            ==============     ==============      ==============
Liabilities                                                 $      234,704     $      327,265      $      (92,561)
                                                            ==============     ==============      ==============



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $13,539,000 greater than for financial reporting purposes, including approximately $12,735,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the Partnership has provided an impairment allowance of approximately $4,905,676 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $406,000 of amortization has been deducted for financial reporting purposes only; (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes and charged to Limited Partners' equity for financial reporting purposes; and (v) the sale of investments in five Local Limited Partnerships during the quarter ended March 31, 2006 resulting in their removal from investments in Local Limited Partnerships for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of March 31, 2006 or 2005 or net losses for the years ended either March 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2005 and 2004:

Leawood Associates, L.P. A Limited Partnership                                       2005                     2004
----------------------------------------------                                  ---------------           --------------
Total Assets                                                                    $     8,232,838           $    8,715,104
Total Liabilities                                                               $     7,804,416           $    7,941,578
Revenue                                                                         $     2,034,632           $    1,787,424
Net Loss                                                                        $      (295,104)          $     (530,075)

Oakview Square Limited Partnership A Michigan limited Partnership
Total Assets                                                                    $     7,928,648           $    8,243,765
Total Liabilities                                                               $     6,135,149           $    6,042,755
Revenue                                                                         $     1,199,883           $    1,263,431
Net Loss                                                                        $      (407,509)          $     (365,163)

Sencit Towne House, L.P.
Total Assets                                                                    $     7,538,460           $    7,918,141
Total Liabilities                                                               $     3,775,134           $    4,278,806
Revenue                                                                         $     1,974,390           $    1,949,279
Net Income                                                                      $       127,273           $      168,950

Carolina Woods Associates, L.P.
Total Assets                                                                    $     1,249,975           $    1,554,859
Total Liabilities                                                               $     1,224,129           $    1,258,417
Revenue                                                                         $       248,025           $      207,306
Net Income                                                                      $      (260,596)          $      (87,521)

Lakeside Square Limited Partnership An Illinois Limited Partnership (1)
Total Assets                                                                    $    15,579,336           $   15,900,047
Total Liabilities                                                               $    17,606,581           $   17,819,086
Revenue                                                                         $     4,349,443           $    4,099,902
Net Income                                                                      $       541,794           $      979,026

(1) This Local Limited Partnership was sold as of March 31, 2006

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.
