Form 10QSB
period 2006-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2006-08-14
CIK 845035

Microsoft Word 11.0.5604;
















August 14, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended June 30, 2006
       File Number 0-19765

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

For the quarterly period ended                June 30, 2006
                                      ---------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------       -------------------

                         Commission file number 0-19765

           Boston Financial Qualified Housing Tax Credits L.P. IV
------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Massachusetts                              04-3044617
------------------------------------------------        ----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)


        101 Arch Street, Boston, Massachusetts          02110-1106
----------------------------------------------------- ----------------------
       (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2006                                               1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2006 and 2005                                                   2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 2006                                3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2006 and 2005                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION


Items 1-6                                                                                       15

SIGNATURE                                                                                       16


CERTIFICATIONS                                                                                  17


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)






Assets

Cash and cash equivalents                                                                         $     2,351,193
Investment securities, at fair value                                                                    1,732,870
Investments in Local Limited Partnerships (Note 1)                                                      4,268,996
Other assets                                                                                               22,297
                                                                                                  ---------------
   Total Assets                                                                                   $     8,375,356
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliates                                                                                 $       185,006
Accrued expenses                                                                                          746,193
                                                                                                  ---------------
   Total Liabilities                                                                                      931,199
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,455,906
Net unrealized losses on investment securities                                                            (11,749)
                                                                                                  ---------------
   Total Partners' Equity                                                                               7,444,157
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     8,375,356
                                                                                                  ===============





The accompanying notes are an integral part ofthese financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)



                                                                                 2006                     2005
                                                                           ----------------         ----------
Revenue:
   Investment                                                              $         50,467        $         33,877
   Other                                                                             35,000                 100,660
                                                                           ----------------        ----------------
     Total Revenue                                                                   85,467                 134,537
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  26,785                  34,542
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 1)                                                   50,006                  17,499
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $31,432 and  $34,593 in 2006 and

     2005, respectively)                                                            745,183                  82,026
   Amortization                                                                       6,834                   7,125
                                                                           ----------------        ----------------
     Total Expense                                                                  828,808                 141,192
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                         (743,341)                 (6,655)


Equity in losses of Local Limited Partnerships (Note 1)                             (79,726)               (136,913)
                                                                           ----------------        ----------------


Net Loss                                                                   $       (823,067)       $       (143,568)
                                                                           ================        ================


Net Loss allocated:

   General Partners                                                        $         (8,231)       $         (1,436)
   Limited Partners                                                                (814,836)               (142,132)
                                                                           ----------------        ----------------
                                                                           $       (823,067)       $       (143,568)
                                                                           ================        ================

Net Loss per Limited Partner Unit

   (68,043 Units)                                                          $        (11.98)        $         (2.09)
                                                                           ===============         ===============



The accompanying notes are an integral part ofthese financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2006
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses             Total

Balance at March 31, 2006                      $    (508,297)    $        5,000     $    8,782,270     $      (14,693)   $8,264,280

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities

       available for sale                                  -                  -                  -              2,944         2,944
  Net Loss                                            (8,231)                 -           (814,836)                 -     (823,067)
                                               -------------     --------------     --------------     --------------    ----------
Comprehensive Income (Loss)                           (8,231)                 -           (814,836)             2,944     (820,123)
                                               -------------     --------------     --------------     --------------    ----------

Balance at June 30, 2006                       $    (516,528)    $        5,000     $    7,967,434     $      (11,749)   $7,444,157
                                               =============     ==============     ==============     ==============    ==========



The accompanying notes are an integral part ofthese financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)




                                                                              2006                   2005
                                                                          -------------         ---------

Net cash used for operating activities                                    $     (32,003)         $     (15,195)

Net cash provided by (used for) investing activities                            498,994             (1,442,094)
                                                                          -------------          -------------

Net increase (decrease) in cash and cash equivalents                            466,991             (1,457,289)

Cash and cash equivalents, beginning                                          1,884,202              4,476,203
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $   2,351,193          $   3,018,914
                                                                          =============          =============
The accompanying notes are an integral part ofthese financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2006 and 2005.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    32,821,041

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $13,106,374)                                                                  (22,314,556)

Cumulative cash distributions received from Local Limited Partnerships                                   (3,132,553)
                                                                                                    ---------------


Investments in Local Limited Partnerships before adjustments                                              7,373,932

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,786,058

   Cumulative amortization of acquisition fees and expenses                                                (935,312)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,224,678

Valuation allowance on investments in Local Limited Partnerships                                         (4,955,682)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,268,996
                                                                                                    ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

For the three months ended June 30, 2006, the Partnership advanced $50,006 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.


The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2006 is $415,879. For the three months ended June 30, 2006, the Partnership has not recognized $336,153 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.


2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2006 or 2005 or net losses for the three months ended either June 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2006 and 2005:


Leawood Associates, L.P. A Limited Partnership                                       2006                      2005
----------------------------------------------                                  ---------------           ---------
Revenue                                                                         $       508,658           $      446,800
Net Loss                                                                        $       (73,776)          $     (132,700)

Allentown Towne House, L.P.
Revenue                                                                         $       347,696           $      346,300
Net Loss                                                                        $       (28,633)          $      (35,800)

Sencit Towne House, L.P.
Revenue                                                                         $       493,598           $      487,200
Net Income                                                                      $        31,818           $       41,900

Kenilworth Associates LTD A Limited Partnership


Revenue                                                                         $     1,263,973           $    1,231,300
Net Loss                                                                        $       (37,123)          $     (105,000)




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


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,268,996 at June 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.


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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources


The Partnership had an increase in cash and cash equivalents of $466,991 from $1,884,202 at March 31, 2006 to $2,351,193 at June 30, 2006. The increase is primarily attributable to the maturity of investments securities and cash distributions from Local Limited Partnerships, partially offset by advances to Local Limited Partnerships and cash used for operating activities.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2006, $4,084,063 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,640,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2006, the Partnership has advanced approximately $1,622,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,929,000 of operating funds to replenish Reserves.


Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2006.

Results of Operations


The Partnership's results of operations for the three months ended June 30, 2006 resulted in a net loss of $823,067, as compared to a net loss of $143,568 for the same period in 2005. The increase in net loss is primarily attributable to an increase in general and administrative expense, decrease in other income and a increase in provision for valuation allowance on advances to Local Limited Partnerships partially offset by an decrease in equity in losses. General and administrative expenses increased due to increased legal expenses associated with litigation in which the Partnership is currently involved. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of an increase in advances made to one Local Limited Partnership in the quarter ended June 30, 2006 as compared to the three month period ended June 30, 2005. Equity in losses of Local Limited Partnerships decreased due to the sale of five Local Limited Partnerships during the year ended March 31, 2006.

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


As of June 30, 2006, the Partnership's investment portfolio consisted of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated has Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

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

2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. If the motion is denied, it currently appears as if the "books and records" component of the case will proceed to a final hearing before the judge on August 29, 2006 and that trial on the remaining issues will be held on October 16, 2006.

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

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships and their general partners maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things; (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships and their general partners have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

On or about October 3, 2005, the Partnership and its General Partners commenced litigation against Park in Suffolk Superior Court, Massachusetts and requested the Court to issue a declaration that they were not in violation of section
5.4.2 of the Partnership Agreement by virtue of the Partnership's periodic disposition of interests in Local Limited Partnerships following expiration of the Compliance Period(s). In November, 2005, the plaintiffs amended the complaint to include Bond as a defendant and to claim: (i) that the plaintiffs need not furnish the purported "books and records" of the Partnership requested by Bond, since, among other things, Bond's request is clearly designed to elicit information concerning the assets and operations of the Local Limited Partnerships; and (ii) that Park and Bond intentionally and improperly took action to undermine the sale of Leawood Manor, resulting in the withdrawal of the highest bid and depriving the Partnership of an economic opportunity.

On December 19, 2005, Park and Bond moved to dismiss for lack of personal jurisdiction and failure to join other limited partners, and their motion was denied on June 2, 2006. The matter is proceeding into discovery. The plaintiffs also likely will be serving a motion for summary judgment seeking to obtain a declaration from the Court that (i) the plaintiffs are not acting in violation of the Partnership Agreement by periodically disposing of interests in Local Limited Partnerships without Limited Partner consent and/or (ii) Bond is not entitled to access to the purported "books and records" that it has requested.


Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of March 31, 2006. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.


As previously reported, an IRS audit of the 1993 tax return for the Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years. On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful and the IRS has not retracted its position of disallowing Tax Credits for 1993, 1994 and 1995, a total of $2,562,173, plus accrued interest of $2,797,008, or approximately $78 per Unit. Based on advice of tax counsel, the Managing General Partner determined to concede the disallowance of Tax Credits for those three years.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Local Limited
Partnerships: Canfield Crossing, located in Milan, Michigan, Whitehills II, located in Howell, Michigan and Orchard View, located in Gobles, Michigan. Although these Properties did not share a common Local General Partner, they were all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in any of the Local Limited Partnerships at any time in exchange for a contingent note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. If the Partnership disposed of its interest in the above-mentioned Properties in any other manner, the Partnership would have been required to pay a $2,500 termination fee, per Property, to the unaffiliated entity. Effective January 1, 2005, the Managing General Partner transferred the Partnership's interest in Canfield Crossing and Whitehills II to the unaffiliated entity. The Partnership received $4,166 in exchange for the sale of the contingent notes that were created in conjunction with put options entered into with the above-mentioned unaffiliated third party. These two sales resulted in 2005 taxable income of $663,002, or $9.74 per Unit. Effective January 1, 2006, the Partnership put its interest in Orchard View to the unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a remaining interest in the form of a contingent note. This transfer will result in 2006 taxable income of approximately $299,000, or $4 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves. The Managing General Partner determined the values in these Properties to be less than their outstanding debt, and therefore the sale of the Partnership's interests in these Properties for nominal amounts was deemed to be in the best interest of the Partnership. The Compliance Periods ended on December 31, 2004 for Canfield Crossing and Whitehills II and ended on December 31, 2005 for Orchard View. The Partnership no longer has an interest in these three Properties.

As previously reported, the Local General Partner of Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner in which the Partnership had the right to ultimately transfer ownership of the Local Limited Partnership to the Local General Partner for a nominal price after the expiration of the Compliance Period. Effective January 1, 2006, the Managing General Partner transferred its interest in the Local Limited Partnership to the Local General Partner for $4,000, or $0.06 per Unit. This transfer was consummated with the receipt of these proceeds in April 2006. This transfer is projected to result in 2006 taxable income of approximately $207,000, or approximately $3 per Unit. The Property has generated all of its Tax Credits, and the Property's Compliance Period ended on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

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


As previously reported, Lakeside Square, located in Chicago, Illinois, enjoyed very strong operations for a number of years. In 2003, the Local General Partner requested approval for a refinancing of the Property. In return for the Partnership's approval, the Managing General Partner obtained a put option to transfer the Partnership's interest at any time after December 31, 2005, the end of the Property's Compliance Period, for $300,000. As part of the agreement, the Local General Partner received a call option to be exercised any time after December 31, 2005. The Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $4,922,665 from the refinancing, which closed on August 31, 2004. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. Effective January 2, 2006, the Managing General Partner exercised its put option on this Local Limited Partnership, receiving $304,020 in return for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this sale in Reserves. This transfer will result in 2006 taxable income projected to be approximately $1,000,000, or $15 per Unit. The Partnership no longer has an interest in this Property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, although the neighborhood in which 46th & Vincennes is located (Chicago, Illinois) has improved in the last few years, potential tenants are reluctant to occupy the Property due to its location and curb appeal. As a result, maintaining occupancy, and therefore revenues, continues to be an issue. Although occupancy has stabilized, debt service coverage and working capital were well below appropriate levels as of December 31, 2005. A site visit by the Managing General Partner in October 2005 found the Property in need of some improvements. Even though advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. The Managing General Partner will most likely enter into a put agreement and subsequently transfer the Partnership's interest in the Local Limited Partnership during 2006 as a market valuation of the Property resulted in an estimated value that is below outstanding debt levels. The Property's Compliance Period ended on December 31, 2005.

The Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, was terminated upon the July 2006 sale of the Property to an unaffiliated entity. Subject to a final accounting, this sale is expected to result in net proceeds to the Partnership of approximately $12,800,000, or $188 per Unit, and result in taxable income projected to be approximately $16,400,000, or $241 per Unit.

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


              Reports on Form 8-K were filed during the quarter ended June 30, 2006:

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  August 14, 2006                     BOSTON FINANCIAL QUALIFIED HOUSING
                                            TAX CREDITS L.P. IV


                                            By:  Arch Street VIII, Inc.,
                                            its Managing General Partner



                                            /s/Jenny Netzer
                                            Jenny Netzer

                                            Executive Vice President
                                            MMA Financial, Inc.