Form 10KSB/A
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2006-09-05
CIK 845035

Microsoft Word 11.0.6502;










September 5, 2006



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Annual Report on Form 10-KSB/A for Year Ended March 31, 2004 File Number 0-19765


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

                                  FORM 10-KSB/A
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       March 31, 2004
                         -------------------------------------------------------

                                       OR

[   ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               -----------------      --------------------

     Commission file number 0-19765

         Boston Financial Qualified Housing Tax Credits L.P. IV
---------------------------------------------------------------------
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
                                                   ------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
        Title of each class                           which registered
        -------------------                      ---------------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $67,653,000 as of March 31, 2004
                                         --------------------------------

                                      K-28
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB/A INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                                                Part of Report on
                                                                               Form 10-KSB/A into
                                                                              Which the Document
Documents incorporated by reference                                                is Incorporated
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

  "Investment Objectives and Policies -
     Principal Investment Policies"                                               Part I, Item 1

  "Estimated Use of Proceeds"                                                     Part III, Item 12

  "Management Compensation and Fees"                                              Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                                                      Part III, Item 12



                                Explanatory Note

On June 30, 2004, Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") filed its annual report on Form 10-KSB for its fiscal year ended March 31, 2004. The Partnership hereby amends the 2004 Form 10-KSB to include the name of its Registered Public Accounting Firm as well as the city and state of the office that performed the audit, to disclose the fees paid and types of services rendered by the principal accountant and to include current certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This form 10-KSB/A does not reflect events occurring after the June 30, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


PART I                                                                        Page No.

   Item  1    Business                                                          K-3
   Item  2    Properties                                                        K-6
   Item  3    Legal Proceedings                                                 K-13
   Item  4    Submission of Matters to a
              Vote of Security Holders                                          K-14

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                               K-14
   Item  6    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     K-14
   Item  7    Financial Statements and Supplementary Data                       K-20
   Item  8    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure K-20


PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                                 K-20
   Item 10    Management Remuneration                                           K-21
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                             K-21
   Item 12    Certain Relationships and Related
              Transactions                                                      K-21
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                               K-23
   Item 14    Principal Accountant Fees and Services                            K-23

CONTROLS AND PROCEDURES                                                         K-24
-----------------------

SIGNATURES                                                                      K-25
----------

CERTIFICATIONS                                                                  K-26
--------------


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


                                                  Capital Contributions
                                               Total           Total Paid    Mtge. Loans
Local Limited Partnership   Number of        Committed at        through       payable at                          Occupancy at
Property Name              Apt. Units       March 31, 2004       March 31,    December 31,        Type of         March 31, 2004
Property Location                                                  2004          2003             Subsidy*
-------------------------- ------------     ----------------  -------------- ----------------     -----------     ---------------

Brookscrossing Apartments, L.P.
   A Limited Partnership
Brookscrossing
Atlanta, GA                 224           $3,363,776           $3,363,776          $5,686,170            None               86%

Willow Ridge Development Co.
   Limited Partnership
Willow Ridge
Prescott, AZ                134            2,125,000            2,125,000           2,898,471            None               95%

Leawood Associates, L.P.
   A Limited Partnership
Leawood Manor
Leawood, KS                 254            7,497,810            7,497,810           7,850,979            None               83%

Dorsett Limited Partnership
Dorsett Apartments
Philadelphia, PA             58            2,482,107            2,482,107       Not Available          Section 8            79%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA               160            1,589,403            1,589,403           6,015,315          Section 8           100%

Prince Street Towers L.P.
   A Limited Partnership
Lancaster House North
Lancaster, PA               201            1,996,687            1,996,687           6,994,957          Section 8            98%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA             201            1,996,687            1,996,687           4,392,663          Section 8           100%





                                                  Capital Contributions
                                               Total           Total Paid    Mtge. Loans
Local Limited Partnership   Number of        Committed at        through       payable at                          Occupancy at
Property Name              Apt. Units       March 31, 2004       March 31,    December 31,        Type of         March 31, 2004
Property Location                                                  2004          2003             Subsidy*
-------------------------- ------------     ----------------  -------------- ----------------     -----------     ---------------

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

Audobon Group, L.P.
   A Massachusetts Limited Partnership (1)
Audobon
Boston, MA

Bent Tree Housing Associates (1)
Bent Tree
Jacksboro, TX

Bowie Housing Associates, LTD (1)
Royal Crest (Bowie)
Bowie, TX



                                                  Capital Contributions
                                               Total           Total Paid    Mtge. Loans
Local Limited Partnership   Number of        Committed at        through       payable at                          Occupancy at
Property Name              Apt. Units       March 31, 2004       March 31,    December 31,        Type of         March 31, 2004
Property Location                                                  2004          2003             Subsidy*
-------------------------- ------------     ----------------  -------------- ----------------     -----------     ---------------

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

Bryson Housing Associates, LTD (1)
Pecan Hill Apartments
Bryson, TX

Orocovix Limited Dividend
   Partnership, S.E.
Orocovix IV
Orocovix, PR                40              361,444              361,444           1,620,934            FmHA              100%

Carolina Woods Associates, L.P.
Carolina Woods
Greensboro, NC              48            1,000,000            1,000,000             870,471            None               65%



                                                  Capital Contributions
                                               Total           Total Paid    Mtge. Loans
Local Limited Partnership   Number of        Committed at        through       payable at                          Occupancy at
Property Name              Apt. Units       March 31, 2004       March 31,    December 31,        Type of         March 31, 2004
Property Location                                                  2004          2003             Subsidy*
-------------------------- ------------     ----------------  -------------- ----------------     -----------     ---------------

Kenilworth Associates LTD
   A Limited Partnership
Mayfair Mansions
Washington, DC               569            4,250,000            4,250,000          17,630,367          Section 8            97%

Oakview Square Limited Partnership
   A Michigan Limited Partnership
Oakview Square
Chesterfield, MI             192            5,299,652            5,299,652           5,747,018            None               91%

Whitehills II Apartments Company
   Limited Partnership
Whitehills II
Howell, MI                    24              169,276              169,276             743,078            FmHA               92%

Gobles Limited Dividend
   Housing Associates
Orchard View
Gobles, MI                    24              162,022              162,022             726,327            FmHA               92%

Lakeside Square Limited Partnership
   An Illinois Limited Partnership
Lakeside Square
Chicago, IL                  308            3,978,813            3,978,813           4,879,420          Section 8           100%

Lincoln Green Associates, A Limited
   Partnership
Lincoln Green
Old Towne, ME                 30              352,575              352,575           1,640,205          Section 8           100%

Brown Kaplan Limited Partnership (1)
Brown Kaplan
Boston, MA


                                                  Capital Contributions
                                               Total           Total Paid    Mtge. Loans
Local Limited Partnership   Number of        Committed at        through       payable at                          Occupancy at
Property Name              Apt. Units       March 31, 2004       March 31,    December 31,        Type of         March 31, 2004
Property Location                                                  2004          2003             Subsidy*
-------------------------- ------------     ----------------  -------------- ----------------     -----------     ---------------

Green Tree Village Limited Partnership
   A Limited Partnership
Green Tree Village
Greenville, GA                 24              145,437              145,437             645,659            FmHA              100%

Milan Apartments Company
   Limited Partnership
Canfield Crossing
Milan, MI                      32              230,500              230,500           1,000,424            FmHA              100%

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------------------------

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

                                                                2004               2003
                                                            -------------       ----------       -

       Asset management fees                                $    181,341        $ 177,311

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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.


Item 14.   Principal Accountant Fees and Services

The Partnership paid fees for services rendered by the principal accountant for the two years end March 31, 2004 as follows:

                                                                2004              2003
                                                              ---------         --------

     Audit fees                                               $  24,605         $ 23,059
     Tax fees                                                 $   1,850         $  2,111

No other fees were paid to the principal accountants during the two years ended March 31, 2004.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB/A, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street VIII, Inc.
         its Managing General Partner



     By:   /s/Jenny Netzer                           Date:    September 5, 2006
           ---------------------------------------            -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                           Date:    September 5, 2006
           ---------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                    Date:   September 5, 2006
           -----------------------------                      -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                         Annual Report on Form 10-KSB/A
                        For the Year Ended March 31, 2004
                                      Index



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

  Statements of Changes in Partners' Equity  (Deficiency) -
     For the years ended March 31, 2004 and 2003                                     F-5

  Statements of Cash Flows - For the years ended
     March 31, 2004 and 2003                                                         F-6

  Notes to the Financial Statements                                                  F-7



             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Boston Financial Qualified Housing L.P. IV (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previously issued report on the Partnership's balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, we made reference to the reports of other auditors with respect to the financial statements of Leawood Associates, L.P. (A Limited Partnership), Oakview Square Limited Partnership, Brookscrossing Apartments, L.P., Willow Ridge Development Co. Limited Partnership, TownHouse Apartments (Allentown), Prince Street Towers L.P. (A Limited Partnership), Sencit Towne House L.P., Carolina Woods Associates L.P., and Lakeside Square Limited Partnership (An Illinois Limited Partnership) as of and for the year ended March 31, 2004 and Leawood Associates, L.P. (A Limited Partnership), Oakview Square Limited Parntership, Brookscrossing Apartments, L.P., Willow Ridge Development Co. Limited Partnership, Dorsett Limited Partnership, TownHouse Apartments (Allentown), Prince Street Towers L.P. (A Limited Partnership), Sencit Towne House L.P., Carolina Woods Associates L.P., and Lakeside Square Limited Partnership (An Illinois Limited Partnership) as of and for the year ended March 31, 2003. Those statements were audited by other auditors, whose reports thereon had been furnished to us, and our previous opinion expressed, insofar as it related to the Partnership's financial statement amounts for these entities, was based solely on the reports of the other auditors. Our current report no longer includes a reference to other auditors.


/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
June 24, 2004, except for the reference to other auditors described in the second paragraph above, as to which the date is May 18, 2006

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2004




Assets

Cash and cash equivalents                                                                      $     560,614
Investments in Local Limited Partnership (Note 3)                                                 11,964,398
Other assets                                                                                             119
  Total Assets                                                                                 -------------
                                                                                               $ 12,525,131
                                                                                               ============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                      $     569,738
Accrued expenses                                                                                      67,841
                                                                                               -------------
   Total Liabilities                                                                                 637,579

General, Initial and Investor Limited Partners' Equity                                            11,887,552
                                                                                               -------------
   Total Liabilities and Partners' Equity                                                      $  12,525,131
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