Form 10QSB
period 2006-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2006-11-14
CIK 845035

Microsoft Word 11.0.6502;
















November 14, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549



Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended September 30, 2006

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


For the quarterly period ended               September 30, 2006
                                       -------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from               to
                               -----------        ------------------------

   Commission file number 0-19765

      Boston Financial Qualified Housing Tax Credits L.P. IV
----------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)


       Massachusetts                                  04-3044617
------------------------------------          ----------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)


        101 Arch Street, Boston, Massachusetts              02110-1106
----------------------------------------------------- ------------------------
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements


         Balance Sheet (Unaudited) - September 30, 2006                                          1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2006 and 2005                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2006                             3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2006 and 2005                                          4


         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION


Items 1-6                                                                                       16

SIGNATURE                                                                                       17

CERTIFICATIONS                                                                                  18




             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                  BALANCE SHEET

                               September 30, 2006

                                   (Unaudited)






         Assets


Cash and cash equivalents                                                                         $    15,029,183
Investment securities, at fair value                                                                    1,240,650
Investments in Local Limited Partnerships (Note 1)                                                      3,796,095
Other assets                                                                                               76,820
                                                                                                  ---------------
   Total Assets                                                                                   $    20,142,748
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliate                                                                                  $       143,225
Accrued expenses                                                                                          132,539
                                                                                                  ---------------
   Total Liabilities                                                                                      275,764
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 19,872,736
Net unrealized losses on investment securities                                                             (5,752)
                                                                                                  ---------------
   Total Partners' Equity                                                                              19,866,984
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    20,142,748
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)




                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $        126,913      $         42,851     $        177,380      $        76,728
   Other                                                          -                   618               35,000              101,278
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                        126,913                43,469              212,380              178,006
                                                   ----------------      ----------------     ----------------     ----------------

Expenses:
  Asset management fees, affiliate                           26,787                34,542               53,572               69,084
  Provision for valuation allowance on
     advances to Local Limited Partnerships
     (Note 1)                                                25,943                   477               75,949               17,976
  Provision for valuation of investments
     in Local Limited Partnerships (Note 1)                 250,000                     -              250,000                    -
  General and administrative
     (includes reimbursement to affiliate
     in the amounts of $62,864 and
     $64,190 for the six months ended
     September 30, 2006 and 2005,
     respectively)                                           84,869                77,485              830,052              159,511
  Amortization                                                6,834                 7,124               13,668               14,249
                                                   ----------------      ----------------     ----------------     ----------------
     Total Expense                                          394,433               119,628            1,223,241              260,820
                                                   ----------------      ----------------     ----------------     ----------------

Loss before equity in losses of Local Limited
   Partnerships and gain on sale of
   investments in Local Limited
   Partnerships                                            (267,520)              (76,159)          (1,010,861)            (82,814)

Equity in losses of Local Limited
   Partnerships (Note 1)                                   (110,485)              (67,158)            (190,211)           (204,071)

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                         12,794,835                 4,167           12,794,835                4,167
                                                   ----------------      ----------------     ----------------     ----------------

Net Income (Loss)                                  $     12,416,830      $       (139,150)    $     11,593,763      $     (282,718)
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $        715,198      $         (1,391)    $        706,967      $       (2,827)
   Limited Partners                                      11,701,632              (137,759)          10,886,796            (279,891)
                                                   ----------------      ----------------     ----------------      --------------
                                                   $     12,416,830      $       (139,150)    $     11,593,763      $     (282,718)
                                                   ================      ================     ================      ==============

Net Income (Loss) Per Limited Partner
   Unit (68,043) Units                             $         171.97      $          (2.02)    $         160.00      $        (4.11)
                                                   ================      ================     ================      ==============

The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


        STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

             For the Six Months Ended September 30, 2006
                             (Unaudited)







                                                                      Initial           Investor            Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses             Total

Balance at March 31, 2006                      $    (508,297)    $        5,000     $    8,782,270     $      (14,693)  $ 8,264,280
                                               -------------     --------------     --------------     --------------    ----------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities

       available for sale                                  -                  -                  -              8,941         8,941
  Net Income                                         706,967                  -         10,886,796                  -    11,593,763
                                               -------------     --------------     --------------     --------------   -----------
Comprehensive Income                                 706,967                  -         10,886,796              8,941    11,602,704
                                               -------------     --------------     --------------     --------------   -----------

Balance at September 30, 2006                  $     198,670     $        5,000     $   19,669,066     $       (5,752)  $19,866,984
                                               =============     ==============     ==============     ==============    ==========


The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2006 and 2005

                                   (Unaudited)





                                                                              2006                  2005
                                                                          -------------         --------------

Net cash used for operating activities                                    $    (728,487)        $     (54,582)

Net cash  provided by (used for) investing activities                        13,873,468            (2,429,404)
                                                                          -------------         -------------

Net increase (decrease) in cash and cash equivalents                         13,144,981            (2,483,986)

Cash and cash equivalents, beginning                                          1,884,202             4,476,203
                                                                          -------------         -------------

Cash and cash equivalents, ending                                         $  15,029,183         $   1,992,217
                                                                          =============         =============


The accompanying notes are an integral part of these financial statements.



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                        5
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



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


The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2006 and 2005.


1.   Investments in Local Limited Partnerships


The Partnership has limited partnership interests in nine Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Leawood Manor where the Partnership's ownership interest is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2006:


Capital contributions and advances paid to Local Limited Partnerships and purchase

   price paid to withdrawing partners of Local Limited Partnerships                                 $    28,596,984


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $7,039,094)                                                                   (18,770,763)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,222,719)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,603,502


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                          2,275,275

   Cumulative amortization of acquisition fees and expenses                                                (851,057)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,027,720

Valuation allowance on investments in Local Limited Partnerships                                         (5,231,625)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,796,095
                                                                                                    ===============



           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 2006, the Partnership advanced $75,949 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2006 is $1,064,956. For the six months ended September 30, 2006, the Partnership has not recognized $874,745 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's interest in one of its investments in Local Limited Partnerships was sold during the six months ended September 30, 2006, resulting in a gain of $12,794,835.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of September 30, 2006 or 2005 or net losses for the three months ended either September 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2006 and 2005:

Leawood Associates, L.P. A Limited Partnership                                       2006                      2005
----------------------------------------------                                  ---------------           ---------
Revenue                                                                         $       458,526           $      532,839
Net Income (Loss)                                                               $      (202,277)          $        6,320

Prince Street Towers, L.P. A Limited Partnership
Revenue                                                                         $       442,858           $      454,927
Net Income (Loss)                                                               $        27,881           $      (86,137)


Sencit Towne House, L.P.

Revenue                                                                         $           N/A           $      501,882
Net Income                                                                      $           N/A           $       31,640



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


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,796,095 at September 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.


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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources


The Partnership had an increase in cash and cash equivalents of $13,144,981 from $1,884,202 at March 31, 2006 to $15,029,183 at September 30, 2006. The increase is primarily attributable to proceeds received from the sale of investments in Local Limited Partnerships, the maturity of investment securities and cash distributions from Local Limited Partnerships, partially offset by cash used for operating activities and advances to Local Limited Partnerships

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2006, $16,269,833 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,816,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2006, the Partnership has advanced approximately $1,648,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $17,318,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions


No cash distributions were made during the six months ended September 30, 2006.


Results of Operations


Three Month Period

The Partnership's results of operations for the three months ended September 30, 2006 resulted in a net income of $12,416,830, as compared to a net loss of $139,150 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships and an increase in investment income, partially offset by an increase in provision for valuation of investments in Local Limited Partnership, an increase in equity in losses and an increase in provisions for valuation allowance on advances to Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of one Local Limited Partnership during the current year. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds received during the current year. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships is

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Three Month Period (continued)

primarily due to an increase in operating expenses at some of the Properties. The increase in provision for valuation allowance on advances allowance to Local Limited Partnerships is the result of an increase in advances made to one Local Limited Partnership in the quarter ended September 30, 2006, as compared to the same three-month period of September 30, 2005.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2006 resulted in a net income of $11,593,763, as compared to a net loss of $282,718 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships and an increase in investment income, partially offset by an increase in general and administrative expense, an increase in provision for valuation of investments in Local Limited Partnerships, a decrease in other income and an increase in provision for valuation allowance on advances to Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of one Local Limited Partnership during the current year. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds received during the six months ended September 30, 2006, and the Partnership investing in more lucrative securities. The decrease in asset management fees is due to the Partnership's sale of interests in four Local Limited Partnerships during the current year. General and administrative expenses increased due to increased legal and consulting fees associated with litigation in which the Partnership is currently involved. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of an increase in advances made to one Local Limited Partnership during the six months ended September 30, 2006, as compared to the same six month period of September 30, 2005.


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

As of September 30, 2006, the Partnership's investment portfolio consisted of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated has Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Portfolio Update (continued)

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the nine remaining Properties in which the Partnership has an interest either have already expired or will expire by December 31, 2006. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in one Local Limited Partnership; it is unlikely that the disposition of this Local Limited Partnership interest will generate a material cash distribution to the Partnership. One of the Local Limited Partnerships in which the Partnership had an interest was disposed of during the six months ended September 30, 2006.

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in December 2006 or January 2007.

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

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery is continuing in this matter, but no activity has taken place in recent months as the parties have been discussing whether a negotiated resolution of the matter is possible.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                            (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Portfolio Update (continued)

On December 19, 2005, Park and Bond moved to dismiss for lack of personal jurisdiction and failure to join other limited partners, and their motion was denied on June 2, 2006. No activity has taken place in the matter since denial of the motion to dismiss, as the parties have been discussing whether a negotiated resolution is possible. If a settlement is not reached, the plaintiffs likely will serve a motion for summary judgment seeking to obtain a declaration from the Court that (i) the plaintiffs are not acting in violation of the Partnership Agreement by periodically disposing of interests in Local Limited Partnerships without Limited Partner consent and/or (ii) Bond is not entitled to access to the purported "books and records" that it has requested.

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either:
(i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

In addition, the Local General Partner received notification that the IRS was expanding its claims to recapturing $502,472 of Tax Credits taken in 1990, 1991 and 1992, plus accrued interest of $743,909, or approximately $19 per Unit. Based on advice tax counsel, the Managing General Partner determined to challenge the IRS's findings with respect to this $502,472 of recapture, and a trial was held on this issue in November 2005. Very recently, the Tax Court ruled against the Partnership. The Managing General Partner is unlikely to appeal this decision. It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations has expired for the tax years 1996, 1997 and 1998.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Local Limited
Partnerships: Canfield Crossing, located in Milan, Michigan, Whitehills II, located in Howell, Michigan and Orchard View, located in Gobles, Michigan. Although these Properties did not share a common Local General Partner, they were all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in any of the Local Limited Partnerships at any time in exchange for a contingent note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. If the Partnership disposed of its interest in the above-mentioned Properties in any other manner, the Partnership would have been required to pay a $2,500 termination fee, per Property, to the unaffiliated entity. Effective January 1, 2005, the Managing General Partner transferred the Partnership's interest in Canfield Crossing and Whitehills II to the unaffiliated entity. The Partnership received $4,166 in exchange for the sale of the contingent notes that were created in conjunction with put options entered into with the above-mentioned unaffiliated third party. These two sales resulted in 2005 taxable income of $663,002, or $9.74 per Unit. Effective January 1, 2006, the Partnership put its interest in Orchard View to the unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a remaining interest in the form of a contingent note. This transfer will result in 2006 taxable income of approximately $299,000, or $4 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sale in Reserves. The Managing General Partner determined the values in these Properties to be less than their outstanding debt, and therefore the sale of the Partnership's interests in these Properties for nominal amounts was determined to be in the best interest of the Partnership. The Compliance Periods ended on December 31, 2004 for Canfield Crossing and Whitehills II and ended on December 31, 2005 for Orchard View. The Partnership no longer has an interest in these three Local Limited Partnerships.

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

As previously reported, Carolina Woods, located in Greensboro, North Carolina, had experienced decreasing occupancy since early 2003. The Local General Partner replaced its own management agent affiliate with a third party local management agent that, in an effort to increase occupancy, evicted several tenants for non-payment. Throughout the three-month period ended December 31, 2005 occupancy was 92%. Although revenues, debt service coverage and working capital levels remained favorable, the Property, due to high operating costs, continued to

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

operate at a below breakeven level as of December 31, 2005. The Local General Partner had advanced funds as necessary to ensure the Property remain current on its debt service obligations. The Property's Compliance Period expired on December 31, 2004 and therefore posed minimal recapture risk to the Partnership. On March 22, 2006, Carolina Woods was sold, causing the Partnership's disposition of its interest in this Local Limited Partnership. As expected, the Property's sales price was insufficient to produce any net proceeds to the Partnership. This sale will result in a 2006 taxable loss projected to be approximately $480,000, or $7 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, although monthly occupancy levels at 46th and Vincennes, located in Chicago, Illinois, have stabilized, increases in utility costs have resulted in unfavorable debt service coverage while working capital levels remain well below appropriate levels as of June 30, 2006. A site visit by the Managing General Partner in October 2005 found the Property in need of some capital improvements. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a recent market valuation the Managing General Partner will most likely enter into a put agreement and subsequently transfer the Partnership's interest in the Local Limited Partnership during 2006 or early 2007. HUD's approval of a Transfer of Physical Assets Application will be required to complete a transfer. The Property's Compliance Period ended on December 31, 2005

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Property Discussions (continued)

The Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, was terminated upon the July 2006 sale of the Property to an unaffiliated entity. The Partnership received net sales proceeds of $12,794,835, or $188.04 per Unit, resulting in taxable income projected to be approximately $16,400,000, or $241 per Unit. The Managing General Partner believes that the Partnership has a claim of up to an additional $1,500,000 of sale proceeds under the terms of the partnership agreement and investment documents for this Local Limited Partnership. The Local General Partners dispute that at least a portion of this amount is due. On behalf of the Partnership, the Managing General Partner retained counsel and recently filed suit in the Superior Court of the District of Columbia (Civil Action No. 0006755-06) seeking a declaratory judgment and damages. The Local General Partners have filed counter-claims and dispute the Partnership's claims. Although the Managing General Partner believes that the Partnership has meritorious claims, it is impossible to predict the outcome of this matter at this early stage. After a competitive bidding process involving other major national capital providers, an affiliate of the Managing General Partner recently entered into preliminary agreements to provide debt and equity financing to the buyer of Mayfair Mansion, including agreeing to provide a preliminary developer loan of up to about $1,200,000. Any additional financing remains subject to due diligence and negotiation of acceptable terms and documents. If such debt or equity financing is ultimately provided, it is expected to occur in 2007.

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


Reports on Form 8-K were filed during the quarter ended September 30, 2006:

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  November 14, 2006              BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. IV


                                       By:  Arch Street VIII, Inc.,
                                            its Managing General Partner




                                           /s/Gary Mentesana
                                           Gary Mentesana
                                           Executive Vice President
                                           MMA Financial, Inc.