Form 10QSB
period 2006-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2007-02-14
CIK 845035

Microsoft Word 11.0.6502;
















February 14, 2007




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549



Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended December 31, 2006

       File Number 0-19765

Dear Sir/Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith a copy of subject report.


Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller




QH4-10Q3.DOC

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


For the quarterly period ended                   December 31, 2006
                                       --------------------------------------

                                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------        -------------------

                     Commission file number 0-19765
                                          -------

            Boston Financial Qualified Housing Tax Credits L.P. IV
----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                 Massachusetts                           04-3044617
----------------------------------------        -------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification No.)


        101 Arch Street, Boston, Massachusetts           02110-1106
------------------------------------------------      -------------------
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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



                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                                         (A Limited Partnership)

                                                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements


         Balance Sheet (Unaudited) - December 31, 2006                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2006 and 2005                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2006                             3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2006 and 2005                                          4


         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION


Items 1-6                                                                                       16

SIGNATURE                                                                                       17

CERTIFICATIONS                                                                                  18





                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                                         (A Limited Partnership)

                                                                   BALANCE SHEET

                                                               December 31, 2006
                                                                     (Unaudited)







         Assets


Cash and cash equivalents                                                                         $    15,398,077
Investment securities, at fair value                                                                      746,100
Investments in Local Limited Partnerships (Note 1)                                                      3,741,174
Other assets                                                                                               27,572
Accounts receivable (Note 1)                                                                            1,050,000
                                                                                                  ---------------
   Total Assets                                                                                   $    20,962,923
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliate                                                                                  $        26,220
Accrued expenses                                                                                           86,709
                                                                                                  ---------------
   Total Liabilities                                                                                      112,929
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                 20,852,139
Net unrealized losses on investment securities                                                             (2,145)
                                                                                                  ---------------
   Total Partners' Equity                                                                              20,849,994
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    20,962,923
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.


                                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                                         (A Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                    For the Three and Nine Months Ended December 31, 2006 and 2005
                                                                     (Unaudited)




                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $        161,901      $         34,831     $        339,281      $       111,559
   Other                                                          -                 6,690               35,000              107,968
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                        161,901                41,521              374,281              219,527
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
  Asset management fees, affiliate                           26,787                34,548               80,359              103,632
  Provision for valuation allowance on
     advances to Local Limited Partnerships
     (Note 1)                                                 5,802                43,073               81,751               61,049
  Provision for valuation of investments
     in Local Limited Partnerships (Note 1)                       -                     -              250,000                    -
  General and administrative
     (includes reimbursement to affiliate
     in the amounts of $60,773 and
     $84,446 for the nine months ended
     December 31, 2006 and 2005,
     respectively)                                          144,988               351,821              975,040              511,332
  Amortization                                                6,834                 7,125               20,502               21,374
                                                   ----------------      ----------------     ----------------      ---------------
     Total Expense                                          184,411               436,567            1,407,652              697,387
                                                   ----------------      ----------------     ----------------      ---------------

Loss before equity in losses of Local Limited
   Partnerships and gain on sale of
   investments in Local Limited
   Partnerships                                             (22,510)             (395,046)          (1,033,371)           (477,860)

Equity in losses of Local Limited
   Partnerships (Note 1)                                    (48,087)              (11,159)            (238,298)           (215,230)

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                          1,050,000                     -           13,844,835                4,167
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $        979,403      $       (406,205)    $     12,573,166      $     (688,923)
                                                   ================      ================     ================      ==============

Net Income (Loss) allocated:
   General Partners                                $          9,830      $         (4,062)    $        716,797      $       (6,889)
   Limited Partners                                         969,573              (402,143)          11,856,369            (682,034)
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $        979,403      $       (406,205)    $     12,573,166      $     (688,923)
                                                   ================      ================     ================      ==============

Net Income (Loss) Per Limited Partner
   Unit (68,043) Units                             $          14.25      $          (5.91)    $         174.25      $       (10.02)
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


                                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                                         (A Limited Partnership)

                                     STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                                                   For the Nine Months Ended December 31, 2006

                                                                (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses             Total
                                               -------------     --------------     --------------     --------------    ----------

Balance at March 31, 2006                      $    (508,297)    $        5,000     $    8,782,270     $      (14,693)  $ 8,264,280
                                               -------------     --------------     --------------     --------------    ----------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities

       available for sale                                  -                  -                  -             12,548        12,548
  Net Income                                         716,797                  -         11,856,369                  -    12,573,166
                                               --------------    --------------     ---------------    --------------   -----------
Comprehensive Income                                 716,797                  -         11,856,369             12,548    12,585,714
                                               -------------     --------------     --------------     --------------   -----------

Balance at December 31, 2006                   $     208,500     $        5,000     $   20,638,639     $       (2,145)  $20,849,994
                                               ==============    ==============     ==============     --------------   ===========



The accompanying notes are an integral part of these financial statements.


                                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                                         (A Limited Partnership)


                                                       STATEMENTS OF CASH FLOWS

                                         For the Nine Months Ended December 31, 2006 and 2005

                                                                     (Unaudited)





                                                                              2006                  2005
                                                                          -------------         --------------

Net cash used for operating activities                                    $    (853,790)        $    (226,646)

Net cash  provided by (used for) investing activities                        14,367,665            (2,369,153)
                                                                          -------------         -------------

Net increase (decrease) in cash and cash equivalents                         13,513,875            (2,595,799)

Cash and cash equivalents, beginning                                          1,884,202             4,476,203
                                                                          -------------         -------------

Cash and cash equivalents, ending                                         $  15,398,077         $   1,880,404
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


The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2006 and 2005.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in deficit positions, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.


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

The following is a summary of investments in Local Limited Partnerships at December 31, 2006:


Capital contributions and advances paid to Local Limited Partnerships and purchase

   price paid to withdrawing partners of Local Limited Partnerships                                 $    28,602,787


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $7,427,585)                                                                   (18,818,850)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,222,719)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,561,218


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                          2,275,275

   Cumulative amortization of acquisition fees and expenses                                                (857,891)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,978,602

Valuation allowance on investments in Local Limited Partnerships                                         (5,237,428)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,741,174
                                                                                                    ===============



         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                         (A Limited Partnership)


                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)



1. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2006, the Partnership advanced $81,751 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2006 is $1,501,534. For the nine months ended December 31, 2006, the Partnership has not recognized $1,263,236 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's interest in one of its investments in Local Limited Partnerships was sold during the nine months ended December 31, 2006, resulting in a gain of $13,844,835, which includes an additional $1,050,000 in sale proceeds is expected to be received from the General Partner in 2007.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of December 31, 2006 or 2005 or net losses for the three months ended either December 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2006 and 2005:

Leawood Associates, L.P. A Limited Partnership                                       2006                      2005
----------------------------------------------                                  ---------------           --------------
Revenue                                                                         $       546,893           $      487,885
Net Income (Loss)                                                               $       142,280           $       (9,825)

Allentown Towne, L.P.
Revenue                                                                         $       348,267           $      340,159
Net Loss                                                                        $       (27,221)          $      (30,360)

Prince Street Towers, L.P. A Limited Partnership
Revenue                                                                         $       451,543           $      451,098
Net Income (Loss)                                                               $       (64,405)          $       20,354









Sencit Towne House, L.P.
Revenue                                                                         $       494,849           $      483,014
Net Income (Loss)                                                               $       (84,855)          $        7,566



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


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,741,174 at December 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.


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

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                        (A Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources


The Partnership had an increase in cash and cash equivalents of $13,513,875 from $1,884,202 at March 31, 2006 to $15,398,077 at December 31, 2006. The increase is primarily attributable to proceeds received from the sale of investments in Local Limited Partnerships, the maturity of investment securities and cash distributions from Local Limited Partnerships, partially offset by cash used for operating activities and advances to Local Limited Partnerships

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2006, $16,144,177 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,885,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2006, the Partnership has advanced approximately $1,654,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $17,266,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions


No cash distributions were made during the nine months ended December 31, 2006.


Results of Operations


Three Month Period

The Partnership's results of operations for the three months ended December 31, 2006 resulted in a net income of $979,403, as compared to a net loss of $406,205 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in general and administrative expense, an increase in investment income and a decrease in provision for valuation allowance on advances to Local Limited Partnerships partially offset by an increase in equity in losses in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of one Local Limited Partnership during the current year. General and administrative expenses decreased primarily due to a decrease in legal fees associated with litigation in which the Partnership is currently involved. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds received during the nine months ended December 31, 2006 and the Partnership investing in more lucrative securities.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                        (A Limited Partnership)


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Three Month Period (continued)

The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of a decrease in advances made to one Local Limited Partnership during the quarter ended December 31, 2006 as compared to the same three month period of December 31, 2005. The increase in equity in losses of Local Limited Partnerships is primarily due to an increase in operating expenses at some of the Properties.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2006 resulted in a net income of $12,573,166, as compared to a net loss of $688,923 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, an increase in investment income and a decrease in asset management fees partially offset by an increase in general and administrative expense, an increase in provisions for valuation of investments in Local Limited Partnerships, a decrease in other income, an increase in equity in losses and an increase in provisions for valuation allowance on advances to Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of one Local Limited Partnership during the current year. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds received during the nine months ended December 31, 2006 and the Partnership investing in more lucrative securities. The decrease in asset management fees is due to the Partnership's sale of interests in four Local Limited Partnerships; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges. General and administrative expenses increased primarily due to increased legal fees associated with litigation in which the Partnership is currently involved. Provision for valuation of investments in Local Limited Partnership's increased due to the Partnership recording an impairment allowance for its investment in certain Local Limited Partnerships. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.


Portfolio Update


The Partnership was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in Local Limited Partnerships which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. The fiscal year of the Partnership ends on March 31.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                        (A Limited Partnership)



                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

As of December 31, 2006, the Partnership's investment portfolio consisted of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the nine remaining Properties in which the Partnership has an interest had all expired on or before December 31, 2006.

The Managing General Partner has negotiated an agreement that will ultimately allow the Partnership to dispose of its interest in one Local Limited Partnership; it is unlikely that the disposition of this Local Limited Partnership interest will generate a material cash distribution to the Partnership. One of the Local Limited Partnerships in which the Partnership had an interest was disposed of during the nine months ended December 31, 2006.

The Managing General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in February 2007 or March 2007.

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

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of September 30, 2006. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, an IRS audit of the 1993 tax return for the Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years (the disallowance of the 1993, 1994 and 1995 Tax Credits applies only to the Limited Partners of the Partnership that claimed Tax Credits for those years and the recapture applies to all current Limited Partners of the Partnership). On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful and the IRS has not retracted its position of disallowing Tax Credits for 1993, 1994 and 1995, a total of $2,562,173, plus accrued interest of approximately $3,000,000, or approximately $80 per Unit. Based on advice of tax counsel, the Managing General Partner determined to concede the disallowance of Tax Credits for those three years.

In addition, the Local General Partner received notification that the IRS was expanding its claims to recapturing $502,472 of Tax Credits taken in 1990, 1991 and 1992, plus accrued interest of approximately $800,000, or approximately $20 per Unit. Based on advice tax counsel, the Managing General Partner determined to challenge the IRS's findings with respect to this $502,472 of recapture, and a trial was held on this issue in November 2005. Last year, the Tax Court ruled against the Partnership. Upon advice of counsel, this decision was not appealed by the Managing General Partner.

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                        (A Limited Partnership)


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations has expired for the tax years 1996, 1997 and 1998. The Managing General Partner anticipates that the IRS will forward the assessments for disallowance and recapture directly to the affected Limited Partners and that this could occur in 2007. Tax counsel has advised that Limited Partners that acquired Units after 1998 will not be affected by these assessments. The Managing General Partner strongly recommends that Limited Partners consult with their tax advisors regarding the appropriate treatment of any disallowance or recapture assessments.

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

As previously reported, Carolina Woods, located in Greensboro, North Carolina, experienced decreasing levels of occupancy since early 2003. The Local General Partner replaced its own management agent affiliate with a third party local management agent that, in an effort to increase occupancy, evicted several tenants for non-payment. Throughout the three-month period ended December 31, 2005 occupancy was 92%. Although revenues, debt service coverage and working capital levels remained favorable, the Property, due to high operating costs, continued to operate at a below breakeven level as of December 31, 2005. The Local General Partner had advanced funds as necessary to ensure the Property remain current on its debt service obligations. The Property's Compliance Period expired on December 31, 2004 and therefore posed minimal recapture risk to the Partnership. On March 22, 2006, Carolina Woods was sold, causing the Partnership's disposition of its interest in this Local Limited Partnership. As expected, the Property's sales price was insufficient to produce any net proceeds to the Partnership. This sale will result in a 2006 taxable loss projected to be approximately $480,000, or $7 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's limited partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 anytime after the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001.

As previously reported, although monthly occupancy levels at 46th and Vincennes, located in Chicago, Illinois, have stabilized, increases in utility costs have resulted in unfavorable debt service coverage while working capital levels remain well below appropriate levels as of September 30, 2006. A site visit by the Managing General Partner in October 2005 found the Property in need of some capital improvements. Although advances from the Local General

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                        (A Limited Partnership)



                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a recent market valuation the Managing General Partner will most likely enter into a put agreement, pending HUD's approval of a Transfer of Physical Assets Application, and subsequently transfer the Partnership's interest in the Local Limited Partnership during 2007. The Property's Compliance Period ended on December 31, 2005.

The Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, was terminated upon the July 2006 sale of the Property to an unaffiliated entity. The Partnership received net sales proceeds of $12,794,835, or $188.04 per Unit, resulting in taxable income projected to be approximately $16,400,000, or $241 per Unit. The Managing General Partner believed that the Partnership had a claim of up to an additional $1,500,000 of sale proceeds under the terms of the partnership agreement and investment documents for this Local Limited Partnership. The Local General Partners disputed that at least a portion of this amount is due. On behalf of the Partnership, the Managing General Partner retained counsel and filed suit in the Superior Court of the District of Columbia (Civil Action No. 0006755-06) seeking a declaratory judgment and damages. The Local General Partners filed counter-claims and disputed the Partnership's claims. On January 10, 2007, representatives of the Managing General Partner and the Local General Partners reached a settlement during court-ordered mediation with regard to all of the above referenced legal claims. The settlement requires an additional distribution to the Partnership in the amount of approximately $1,050,000, or $15.23 per Unit. This payment is anticipated to be received in the first quarter of the fiscal year ending March 31, 2008, upon the receipt by the Local Limited Partnership of all outstanding amounts due from the sale of the Property including lender held escrows and reserves. All pending legal matters were subsequently dismissed with prejudice. The Partnership no longer has an interest in this Local Limited Partnership.

The Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Oakview Square, located in Chesterfield, Michigan, will be terminated upon the sale of the Property in early 2007. Under the current terms, this sale is expected to result in net proceeds to the Partnership of approximately $75,000, or $1.10 per Unit. This sale would result in 2007 taxable income projected to be approximately $719,000, or $10.57 per Unit.

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


              Reports on Form 8-K were filed during the quarter ended December
                  31, 2006:

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                        (A Limited Partnership)


                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  February 14, 2007

                                         BOSTON FINANCIAL  QUALIFIED
                                         HOUSING TAX CREDITS L.P. IV

                                         By:  Arch   Street   VIII, Inc.,
                                         its Managing  General Partner




                                        /s/Gary Mentesana
                                        Gary Mentesana
                                        President
                                        Arch  Street, VIII, Inc.