Form 10KSB
period 2007-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2007-07-17
CIK 845035

Microsoft Word 11.0.6502;










July 16, 2007



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


       Boston Financial Qualified Housing Tax Credits L.P. IV
       Annual Report on Form 10-KSB for Year Ended March 31, 2007
       File Number 0-19765


Dear Sir/Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller



QH410K-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    March 31, 2007

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $67,653,000 as of March 31, 2007

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

  "Estimated Use of Proceeds"                                                     Part III, Item 12

  "Management Compensation and Fees"                                              Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                                                      Part III, Item 12



               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


PART I                                                                        Page No.

   Item  1    Business                                                          K-3
   Item  2    Properties                                                        K-5
   Item  3    Legal Proceedings                                                 K-8
   Item  4    Submission of Matters to a
              Vote of Security Holders                                          K-8

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                               K-8
   Item  6    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     K-9
   Item  7    Financial Statements and Supplementary Data                       K-15
   Item  8    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                            K-15
   Item 8A    Controls and Procedures                                           K-15
   Item 8B    Other Information                                                 K-15


PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                                 K-16
   Item 10    Management Remuneration                                           K-17
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                             K-17
   Item 12    Certain Relationships and Related
              Transactions                                                      K-17
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                               K-19
   Item 14.   Principal Accountant Fees and Services                            K-19

SIGNATURES                                                                      K-20

CERTIFICATIONS                                                                  K-21

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

The Partnership originally invested as a limited partner in thirty-seven limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), most of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                     Date
Properties owned by                                                                                Interest
Local Limited Partnerships                                  Location                               Acquired

46th & Vincennes                                            Chicago, IL                             03/29/91
Audobon (1)                                                 Boston, MA                              12/22/89
Bent Tree (1)                                               Jackson, TX                             12/27/89
Bentley Court                                               Columbia, SC                            12/26/89
Brookscrossing                                              Atlanta, GA                             06/30/89
Brown Kaplan (1)                                            Boston, MA                              07/01/90
BK Apartments (1)                                           Jamestown, ND                           12/01/90
Carolina Woods (1)                                          Greensboro, NC                          01/31/90
Canfield Crossing (1)                                       Milan, MI                               08/20/90
Dorsett Apartments (1)                                      Philadelphia, PA                        10/20/89
Findlay Market (1)                                          Cincinnati, OH                          08/15/90
Grandview (1)                                               Grandview, TX                           12/27/89
Green Tree Village (1)                                      Greenville, GA                          07/06/90
Gateway Village Garden (1)                                  Azle, TX                                06/24/91
Hampton Lane (1)                                            Buena Vista, GA                         12/20/89
Hilltop (1)                                                 Rhome, TX                               12/27/89
Justin Place (1)                                            Justin, TX                              12/27/89
Lancaster House North                                       Lancaster, PA                           03/13/89
Lakeside Square (1)                                         Chicago, IL                             05/17/90
Lincoln Green (1)                                           Old Town, ME                            03/21/90
Leawood Manor                                               Leawood, KS                             12/29/89
Mayfair Mansions (1)                                        Washington, DC                          03/21/90
Nocona Terrace (1)                                          Nocona, TX                              12/27/89
Oakview Square (1)                                          Chesterfield, MI                        03/22/89
Orchard View (1)                                            Gobles, MI                              04/29/90
Orocovix IV (1)                                             Orocovix, PR                            12/30/89
Pecan Hill (1)                                              Bryson, TX                              12/28/89
Pine Manor (1)                                              Jacksboro, TX                           12/27/89
Pinewood Terrace (1)                                        Rusk, TX                                12/27/89
Royal Crest (1)                                             Bowie, TX                               12/27/89
Seagraves (1)                                               Seagraves, TX                           11/28/90
Sencit Towne House                                          Shillington, PA                         12/26/89
Town House Apartments                                       Allentown, PA                           12/26/89
Valley View (1)                                             Valley View, TX                         12/27/89
West Pine                                                   Findlay, PA                             12/31/90
Willow Ridge (1)                                            Prescott, AZ                            08/28/89
Whitehills II (1)                                           Howell, MI                              04/21/90



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

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2007, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships:
Sencit Towne House L.P., Allentown Towne House, L.P. and Prince Street Towers L.P., representing 24.80%, have AIMCO Properties as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership currently owns limited partnership interests in eight Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, with the exception of Bentley Court, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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


                                                     Capital Contributions
 Local Limited Partnership                          Total             Paid           Mtge. Loans                      Occupancy at
     Property Name                 Number of     Committed at        Through        Payable at             Type of      March 31,
   Property Location              Apts Units     March 31, 2007    March 31, 2007   December 31, 2006      Subsidy *        2007

Brookscrossing Apartments, L.P.
  A Limited Partnership
Brookscrossing                      224          $    3,363,776     $  3,363,776   $   5,488,167           None               90%
Atlanta, GA

Leawood Associates, L.P.
  A Limited Partnership
Leawood Manor
Leawood, KS                         254               7,497,810        7,497,810       7,450,277           None               99%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                       160               1,589,403        1,589,403       5,611,174       Section 8              99%

Prince Street Towers L.P.
  A Limited Partnership
Lancaster House North
Lancaster, PA                       201               1,996,687        1,996,687       6,303,793      Section 8               99%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                     200               1,996,687        1,996,687       3,089,906      Section 8              100%

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                        272               5,000,000        5,000,000       6,428,396           None              99%



                                                Capital Contributions
Local Limited Partnership                      Total                Paid           Mtge. Loans                        Occupancy at
    Property Name               Number of   Committed at           Through         Payable at         Type of          March 31,
  Property Location            Apts Units    March 31, 2007       March 31, 2007  December 31, 2006   Subsidy *           2007
West Pine Associates
West Pine
Findlay, PA                      38              313,445              313,445     1,633,262                FmHA               87%

46th and Vincennes Limited
  Partnership
46th and Vincennes
Chicago, IL                      28              751,120              751,120     1,302,656           Section 8               89%
                              1,377       $   22,508,928        $  22,508,928   $37,307,631




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

Item 3.  Legal Proceedings

As previously reported, for the past several years the following three litigation proceedings had been pending between certain investors and various affiliates of the General Partners, including the Partnership, concerning, among other things, those investors' requests to inspect certain alleged "books and records" of the Partnership and the affiliates: Park G.P., Inc. ("Park") brought a lawsuit against the Partnership and various affiliates of the General Partners and their purported general partners (collectively, the "Fund Parties") in state court in Missouri (the "Missouri Lawsuit"); the Fund Parties brought a declaratory judgment lawsuit against Everest Housing Investors 2, LLC and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court (the "Everest Massachusetts Lawsuit"); and the Partnership and its General Partners brought a lawsuit against Park and its affiliate Bond Purchase, L.L.C. ("Bond") in Massachusetts state court (the "Park and Bond Massachusetts Lawsuit").

As of April 21, 2007, the Fund Parties and the Partnership reached an agreement with Park, Bond and the Everest Entities to resolve these lawsuits (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the claims and counterclaims asserted in the Everest Massachusetts Lawsuit have been dismissed with prejudice and the claims in the Missouri Lawsuit and the Park and Bond Massachusetts Lawsuit have been dismissed without prejudice, all in exchange for options, subject to various conditions, to purchase certain Local Limited Partnership interests held by the Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V and Boston Financial Tax Credit Fund VII, A Limited Partnership at specified prices.

With respect to the Partnership, the Settlement Agreement provides options, subject to various conditions, to purchase the Partnership's interests in Prince Street Towers, L.P., located in Lancaster, PA, Sencit Towne House L.P., located in Shillington, PA, Allentown Towne House, L.P., located in Allentown, PA, Brookscrossing Apartments, L.P., located in Atlanta, GA, and Leawood Associates, L.P., located in Leawood, KS, for specified prices aggregating to $13,300,000.

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

As of March 31, 2007, there were 2,989 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 2007 and 2006.

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

As of March 31, 2007, the Partnership's investment portfolio consisted of limited partnership interests in eight Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the eight remaining Properties in which the Partnership has an interest all expired on or before December 31, 2006.

The Managing General Partner has negotiated an agreement that will ultimately allow the Partnership to dispose of its interest in six Local Limited Partnerships. Two of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the twelve months ended March 31, 2007.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,434,396 at March 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. During the year ended March 31, 2007, the Partnership concluded that one of the Local Limited Partnerships had experienced an other-than-temporary decline in its carrying value and impairment losses were recorded for Prince Street Towers L.P., for approximately $250,000. During the year ended March 31, 2006, the Partnership concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded: Prince Street Towers L.P., for approximately $250,000, and Sencit Towne House L.P., for approximately $1,020,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of $15,869,238 as compared to $1,884,202 at March 31, 2006. The increase is mainly attributable to the proceeds received from sale of investments in Local Limited Partnerships, the maturities of investment securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by advances to Local Limited Partnerships and cash used for operations. Cash used for operations includes $107,148 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner originally designated 4.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2007, $16,368,768 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,973,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2007, the Partnership has advanced approximately $1,454,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $17,379,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2007. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2006 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for year ended March 31, 2007 resulted in a net income of $12,558,438 as compared to a net loss of $2,224,013 for the same period in 2006. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in provision for valuation allowance on investments in Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships and an increase in investment revenue partially offset by an increase in general and administrative expenses and a decrease in other income. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of two Local Limited Partnerships during the current year. The decrease in provision for valuation allowance on investments in Local Limited Partnerships is due to the Partnership recording an impairment allowance for its investment in certain Local Limited Partnerships during the year ended March 31, 2006. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is due to the reimbursement of advances from one Local Limited Partnership during the current year. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds received during the year ended March 31, 2007 and the Partnership investing in more lucrative securities. General and administrative expenses increased primarily due to increased legal costs associated with litigation in which the Partnership was involved, partially offset by a decrease in consulting fees and a decrease in salary expenses. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1992. The credits have ended as all of the Properties have reached the end of the ten year credit period.

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of December 31, 2006. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, an IRS audit of 1993 tax return for Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years (the disallowance of the 1993, 1994 and 1995 Tax Credits applies only to the Limited Partners of the Partnership that claimed Tax Credits for those years and the recapture applies to all current Limited Partners of the Partnership). On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful, and the IRS has not retracted its position of disallowing Tax Credits for 1993, 1994 and 1995, a total of $2,562,173, plus accrued interest of approximately $3,000,000, or approximately $80 per Unit. Based on of advice of tax counsel, the Managing General Partner determined to concede the disallowance of Tax Credits for those three years.

In addition, the Local General Partner received notification that the IRS was expanding its claims to recapturing $502,472 of Tax Credits taken in 1990, 1991 and 1992, plus accrued interest of approximately $800,000, or approximately $20 per Unit. Based on advice of tax counsel, the Managing General Partner determined to challenge the IRS's findings with respect to this $502,472 of recapture, and a trial was held on this issue in November 2005. Last year, the Tax Court ruled against the Partnership. Upon advice of counsel, this decision was not appealed by the Managing General Partner.

It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations has expired for the tax years 1996, 1997 and 1998. At this point, there appears to be no possibility of a settlement with the IRS, and the Managing General Partner anticipates that the IRS will forward the assessments for disallowance and recapture directly to the affected Limited Partners and that this could occur in 2007. The accrued interest calculations above respecting the disallowance and recapture of Tax Credits are estimates only based upon a rate of 8% simple interest from the dates that the taxes were deemed to be owed. The Managing General Partner has not included estimates for penalties because it is not expecting them. However, it is possible that the IRS will attempt to claim penalties. Tax counsel has advised that Limited Partners that acquired Units after 1998 will not be affected by these assessments. The Managing General Partner strongly recommends that Limited Partners consult with their tax advisors regarding the appropriate treatment of any disallowance or recapture assessments.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Local Limited
Partnerships: Canfield Crossing, located in Milan, Michigan, Whitehills II, located in Howell, Michigan and Orchard View, located in Gobles, Michigan. Although these Properties did not share a common Local General Partner, they were all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in any of the Local Limited Partnerships at any time in exchange for a contingent note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. If the Partnership disposed of its interest in the above-mentioned Properties in any other manner, the Partnership would have been required to pay a $2,500 termination fee, per Property, to the unaffiliated entity. Effective January 1, 2005, the Managing General Partner transferred the Partnership's interest in Canfield Crossing and Whitehills II to the unaffiliated entity. The Partnership received $4,166 in exchange for the sale of the contingent notes that were created in conjunction with put options entered into with the above-mentioned unaffiliated third party. These two sales resulted in 2005 taxable income of $663,002, or $9.74 per Unit. Effective January 1, 2006, the Partnership put its interest in Orchard View to the unaffiliated entity for approximately $2,100 in lieu of the Partnership carrying a remaining interest in the form of a contingent note. This transfer resulted in 2006 taxable income of $287,576, or $4.23 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sale in Reserves. The Managing General Partner determined the values in these Properties to be less than their outstanding debt, and therefore the sale of the Partnership's interests in these Properties for nominal amounts was determined to be in the best interest of the Partnership. The Compliance Periods ended on December 31, 2004 for Canfield Crossing and Whitehills II and ended on December 31, 2005 for Orchard View. The Partnership no longer has an interest in these three Local Limited Partnerships.

As previously reported, the Local General Partner of Green Tree Village, located in Greenville, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner in which the Partnership had the right to ultimately transfer ownership of the Local Limited Partnership to the Local General Partner for a nominal price after the expiration of the Compliance Period. Effective January 1, 2006, the Managing General Partner transferred its interest in the Local Limited Partnership to the Local General Partner for $4,000, or $0.06 per Unit. This transfer was consummated with the receipt of these proceeds in April 2006. This transfer resulted in 2006 taxable income of $185,716, or $2.73 per Unit. The Property has generated all of its Tax Credits, and the Property's Compliance Period ended on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, in February 1997, due to concerns about the Property's long-term viability, the Managing General Partner consummated a transfer of 50% of the Partnership's interest in capital and profits of BK Apartments, located in Jamestowne, North Dakota, to the Local General Partner. The Property generated its final year of Tax Credits in 2001, and the Partnership retained its full share of the Property's Tax Credits through such time period. The Local General Partner subsequently transferred its general partner interest to a new, nonprofit general partner. The Managing General Partner exercised its right to put the Partnership's remaining interest to the new Local General Partner, effective February 24, 2006. This transfer resulted in 2006 taxable income of $107,397, or $1.58 per Unit. The Compliance Period expired on December 31, 2005. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Carolina Woods, located in Greensboro, North Carolina, experienced decreasing levels of occupancy since early 2003. The Local General Partner replaced its own management agent affiliate with a third party local management agent that, in an effort to increase occupancy, evicted several tenants for non-payment. Throughout the three-month period ended December 31, 2005 occupancy was 92%. Although revenues, debt service coverage and working capital levels remained favorable, the Property, due to high operating costs, continued to operate at a below breakeven level as of December 31, 2005. The Local General Partner had advanced funds as necessary to ensure the Property remain current on its debt service obligations. The Property's Compliance Period expired on December 31, 2004 and therefore posed minimal recapture risk to the Partnership. On March 22, 2006, Carolina Woods was sold, causing the Partnership's disposition of its interest in this Local Limited Partnership. As expected, the Property's sales price was insufficient to produce any net proceeds to the Partnership. This sale resulted in a 2006 taxable loss of $358,616, or $5.27 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Lakeside Square, located in Chicago, Illinois, enjoyed very strong operations for a number of years. In 2003, the Local General Partner requested approval for a refinancing of the Property. In return for the Partnership's approval, the Managing General Partner obtained a put option to transfer the Partnership's interest at any time after December 31, 2005, the end of the Property's Compliance Period, for $300,000. As part of the agreement, the Local General Partner received a call option to be exercised any time after December 31, 2005. The Partnership received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $4,922,665 from the refinancing, which closed on August 31, 2004. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. Effective January 2, 2006, the Managing General Partner exercised its put option on this Local Limited Partnership, receiving $304,020 in return for its interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this sale in Reserves. This transfer resulted in 2006 taxable income of $1,221,251, or $17.95 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

The Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, was terminated upon the July 2006 sale of the Property to an unaffiliated entity. The Partnership received net sales proceeds of $12,794,835, or $188.04 per Unit, resulting in taxable income of $17,236,598, or $253.32 per Unit. The Managing General Partner believed that the Partnership had a claim of up to an additional $1,500,000 of sale proceeds under the terms of the partnership agreement and investment documents for this Local Limited Partnership. The Local General Partners disputed that at least a portion of this amount is due. On behalf of the Partnership, the Managing General Partner retained counsel and filed suit in the Superior Court of the District of Columbia (Civil Action No. 0006755-06) seeking a declaratory judgment and damages. The Local General Partners filed counter-claims and disputed the Partnership's claims. On January 10, 2007, representatives of the Managing General Partner and the Local General Partners reached a settlement during court-ordered mediation with regard to all of the above referenced legal claims. The settlement requires an additional distribution to the Partnership in the amount of approximately $1,050,000, or $15.23 per Unit. This payment is anticipated to be received in the first quarter of the fiscal year ending March 31, 2008, upon the receipt by the Local Limited Partnership of all outstanding amounts due from the sale of the Property including lender held escrows and reserves. All pending legal matters were subsequently dismissed with prejudice. The Partnership no longer has an interest in this Local Limited Partnership.

The Managing General Partner anticipated the termination of the Partnership's interest in the Local Limited Partnership that owned Oakview Square, located in Chesterfield, Michigan upon the sale of the Property. The sale of this Property, resulting in net proceeds to the Partnership of $75,000, or $2.20 per Unit, occurred on February 28, 2007, effectively terminating the Partnership's interest in this Local Limited Partnership; the proceeds are expected to be paid to the Partnership during the first quarter of fiscal year 2008. This sale will result in 2007 taxable income projected to be approximately $794,000, or $11.67 per Unit. The Partnership will no longer have an interest in this Local Limited Partnership upon receipt of sale proceeds.

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's limited partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 anytime after the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001. The Managing General Partner has begun exploring explore an exit strategy that may result in a 2007 disposal of the Partnership's interest in the Local Limited Partnership.

As previously reported, although occupancy levels at 46th and Vincennes, located in Chicago, Illinois, improved to acceptable levels throughout the three-month period ending December 31, 2006, increases in utility costs and bad debt expense have resulted in unfavorable debt service coverage while working capital levels remain well below appropriate levels as of December 31, 2006. A site visit by the Managing General Partner in October 2006 found the Property in need of some capital improvements. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a recent market valuation the Managing General Partner will most likely enter into a put agreement, pending the U.S. Department of Housing and Urban Development's approval of a Transfer of Physical Assets Application, and subsequently transfer the Partnership's interest in the Local Limited Partnership during 2007. The Property's Compliance Period ended on December 31, 2005.

In connection with the Settlement Agreement described in the "Legal Proceedings" section above, the Partnership has granted options, subject to various conditions, to sell its interests in Prince Street Towers, L.P., located in Lancaster, PA, Sencit Towne House L.P., located in Shillington, PA, Allentown Towne House, L.P., located in Allentown, PA, Brookscrossing Apartments, L.P., located in Atlanta, GA, and Leawood Associates, L.P., located in Leawood, KS, for a price of $13,300,000 specified in the Settlement Agreement.

In accordance with the terms of the previously mentioned Settlement Agreement, the Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Leawood Manor, located in Leawood, Kansas, will be terminated upon the sale of the Property in July 2007. This sale is expected to result in net proceeds to the Partnership, via two installments of approximately $4,200,000 each or approximately $8,400,000 total, of $123 per Unit. This sale would result in taxable income projected to also be approximately $8,400,000, or $123 per Unit.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2007 and 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Partnership's principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 31,2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.


Item 8B.  Other Information

The following reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2007: Form 8-K dated February 27, 2007

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

     Name                                           Position

Gary Mentesana                                   Executive Vice President
Michael H. Gladstone                             Principal, Member

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

Gary A. Mentesana, age 42, Executive Vice President, Head of the Affordable Housing Group - Mr. Mentesana has been Executive Vice President of MuniMae (the "Company") since July 2003. He is the head of the Company's Affordable Housing Group and is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Mentesana served as the Company's Chief Capital Officer as well as the Company's Chief Financial Officer. Mr. Mentesana's tenure with the Company began with the Company's predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1988. Prior to joining the Company, Mr. Mentesana worked for Coopers and Lybrand and was a Certified Public Accountant. Mr. Mentesana graduated from the University of Rhode Island.

Michael H. Gladstone, age 50, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2007, the following are the only entities known to the Partnership to be the beneficial owners of more than 5% of the Units outstanding:



                                                                    Amount
  Title of                      Name and Address of              Beneficially
   Class                        Beneficial Owner                    Owned               Percent of Class

   Limited                      Bond Purchase, LLC                10,818 Units          15.90%
   Partner                      104 Armor Road
                                P.O Box 34729
                                Kansas City, MO  64116-1129

   Limited                     Danford M Baker                    4,354 Units            6.40%
   Partner                     600 Orange Grove Circle
                               Pasadena, CA  91105

   Limited                     Anise, LLC                         3,802 Units           5.59%
   Partner                     1001 Walnut
                               Kansas City, MO  64106

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

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2007 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partner were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses included printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also included a non-accountable expense allowance for marketing expenses equal to 1% of the Gross Proceeds. From inception through March 31, 2007, $8,351,601 of organization and offering fees and expenses incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. No payments were made or expenses reimbursed in each of two years ended March 31, 2007.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the Gross Proceeds. Acquisition fees totaling $5,080,756 for the closing of the Partnership's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and were reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2007.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2007 are as follows:

                                            2007                  2006

Asset management fees             $      100,952        $        130,421

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2007 are as follows:

                                                  2007        2006

Salaries and benefits expense reimbursements   $ 77,349     $  115,879

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street IV L.P., receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in either of the two years ended March 31, 2007.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2007 is presented in Note 5 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2007 as follows:

                                    2007                2006

Audit fees                        $ 87,530           $ 75,220
Tax fees                          $  2,400           $  2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2007.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street VIII, Inc.
         its Managing General Partner



     By:   /s/Gary Mentesana                   Date:    July 16, 2007
           Gary Mentesana
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Gary Mentesana                  Date:    July 16, 2007
           Gary Mentesana
           President
           Arch Street VIII, Inc.


     By:   /s/Michael H. Gladstone             Date:   July 16, 2007
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

Microsoft Word 11.0.6502;





             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2007
                                      Index



                                                                                  Page No.

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2007 and 2006                                       F-2

Report of Independent Registered Public Accounting Firm for
the year ended December 31, 2005 for Leawood Associates, LP                          F-3

Report of Independent Registered Public Accounting Firm for
the year ended December 31, 2005 for Allentown Towne House, LP                       F-4

Report of Independent Registered Public Accounting Firm for
the year ended December 31, 2005 for Sencit Towne House, LP                          F-5


Financial Statements

  Balance Sheet - March 31, 2007                                                     F-6

  Statements of Operations - For the years ended
     March 31, 2007 and 2006                                                         F-7

  Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2007 and 2006                                     F-8

  Statements of Cash Flows - For the years ended
     March 31, 2007 and 2006                                                         F-9

  Notes to the Financial Statements                                                  F-10


             Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Credits Limited Partnership IV

In our opinion, based on our audits and the report of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership IV ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investments in the local limited partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of Leawood Associates L.P., Sencit Towne House L.P. and Allentown Towne House L.P. (the local "Limited Partnerships"), investments in which the Partnership's investment in the Local Limited Partnerships is stated at $3,331,324 at March 31, 2006, and the Partnership's equity in earnings (losses) of the Local Limited Partnerships is stated at ($262,643), $126,000 and ($113,388) respectively for the year ended March 31, 2006. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.



PricewaterhouseCoopers, LLP

Boston, Massachusetts
June 22, 2007

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


/s/Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
January 20, 2006




                           Habif, Arogeti & Wynne, LLP
            Glenridge Highlands
            Two 5565 Glenridge Connector
            Suite 200
            Atlanta, Georgia 30342
            404.892.9651 Fax 404.876.3913 www.hawcpa.com
An Independent Member of Baker Tilly International Certified Public Accountants

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



/s/Carter & Company
Destin, Florida
January 20, 2006


                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2007




         Assets

Cash                                                                                              $    15,869,238
Investment securities, at fair value  (Note 3)                                                            499,530
Investments in Local Limited Partnerships (Note 4)                                                      3,434,396
Accounts receivable (Note 4)                                                                            1,125,000
Other assets                                                                                                6,332
                                                                                                  ---------------
   Total Assets                                                                                   $    20,934,496
                                                                                                  ---------------
Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                         $        20,593
Accrued expenses                                                                                           76,740
                                                                                                  ---------------
   Total Liabilities                                                                                       97,333
                                                                                                  ---------------
General, Initial and Investor Limited Partners' Equity                                                 20,837,411
Net unrealized losses on investment securities                                                              (248)
                                                                                                  ---------------
   Total Partners' Equity                                                                              20,837,163
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    20,934,496
                                                                                                  ---------------

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2007 and 2006




                                                                                 2007                     2006
        Revenue:
   Investment                                                              $        347,589         $       157,940
   Other                                                                             43,100                 117,968
                                                                                -----------                --------
     Total Revenue                                                                  390,689                 275,908
                                                                                -----------                --------
Expense:
   Asset management fees, affiliate (Note 5)                                        100,952                 130,421
   Provision for (recovery of) valuation allowance on advances
     to  Local Limited Partnerships (Note 4)                                       (118,248)                261,049
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 4)                                                  250,000               1,270,000
   General and administrative (includes reimbursements
     to an affiliate in the amount of $77,349 and
     $115,879 in 2007 and 2006, respectively)                                     1,103,804                 783,533
   Amortization                                                                      27,336                  28,498
                                                                                -----------               ---------
     Total Expense                                                                1,363,844               2,473,501
                                                                                ----------                ---------
Loss before equity in losses of Local Limited Partnerships
   and gain on sale of
   investments in Local Limited
   Partnerships                                                                    (973,155)             (2,197,593)

Equity in losses of Local Limited Partnerships (Note 4)                            (388,242)               (318,903)

Gain on sale of investments in Local Limited
   Partnerships (Note 4)                                                         13,919,835                 292,483
                                                                                -----------             ------------
Net Income (Loss)                                                          $     12,558,438         $    (2,224,013)
                                                                                -----------             ------------
Net Income (Loss) allocated:
   General Partners                                                        $        716,668         $       (22,240)
   Limited Partners                                                              11,841,770              (2,201,773)
                                                                                -----------              -----------
                                                                           $     12,558,438         $    (2,224,013)
Net Income (Loss) per Limited Partner Unit                                      -----------              -----------
   (68,043 Units)                                                          $         174.03         $        (32.36)
                                                                                -----------                 --------
The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2007 and 2006




                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners             Loss            Total

Balance at March 31, 2005                      $    (486,057)    $        5,000     $   10,984,043     $        -    $   10,502,986

Comprehensive Loss:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -       (14,693)          (14,693)
  Net Loss                                           (22,240)                 -         (2,201,773)            -        (2,224,013)
Comprehensive Loss                                   (22,240)                 -         (2,201,773)      (14,693)       (2,238,706)
                                                    --------             ------        -----------       -------        -----------
Balance at March 31, 2006                           (508,297)             5,000          8,782,270       (14,693)        8,264,280
                                                    --------             ------         ----------       -------         ----------
Comprehensive Income:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -        14,445            14,445
Net Income                                           716,668                  -         11,841,770             -        12,558,438
                                                     -------            --------       -----------        ------        -----------
Comprehensive Income                                 716,668                  -         11,841,770        14,445        12,572,883
                                                     -------           ---------        ----------        ------        -----------
Balance at March 31, 2007                      $     208,371     $        5,000     $   20,624,040     $    (248)   $   20,837,163
                                                    --------            --------        ----------        ------        -----------

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2007 and 2006



                                                                                 2007                     2006
Cash flows from operating activities:
   Net Income (Loss)                                                       $     12,558,438         $    (2,224,013)
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 388,242                 318,903
     Gain on sale of investments in Local Limited Partnerships                  (13,919,835)               (292,483)
     Provision for valuation (recovery of) allowance on advances to Local
       Limited Partnerships                                                        (118,248)                261,049
     Provision for valuation allowance on investments
       In Local Limited Partnerships                                                250,000               1,270,000
     Amortization                                                                    27,336                  28,498
     Cash distributions included in net income or loss                              (35,000)               (117,349)
     Other non cash item                                                             (8,892)                (12,526)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
     Other assets                                                                    12,701                 (18,679)
     Due to affiliate                                                              (106,196)                 92,248
     Accrued expenses                                                               (31,175)                 78,440
                                                                                ------------             -----------
Net cash used for operating activities                                             (982,629)               (615,912)
                                                                                ------------             -----------
Cash flows from investing activities:
   Purchases of investment securities                                                     -              (2,728,360)
   Proceeds from maturities of investment securities                              1,750,000                 500,000
   Advances to Local Limited Partnerships                                           (81,752)               (261,049)
   Reimbursement of advances to Local Limited Partnerships                          200,000                       -
   Cash distributions received from Local
     Limited Partnerships                                                           290,582                 213,050
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                        13,919,835                 314,270
   Accounts receivable from sale of investments in Local
     Limited Partnerships                                                        (1,111,000)                (14,000)
                                                                                -----------              -----------
Net cash provided by (used for) investing activities                             14,967,665              (1,976,089)
                                                                                -----------               ----------
Net increase (decrease) in cash and cash equivalents                             13,985,036              (2,592,001)

Cash and cash equivalents, beginning                                              1,884,202               4,476,203

Cash and cash equivalents, ending                                          $     15,869,238         $     1,884,202


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

Under the terms of the Partnership Agreement, the Partnership originally designated 4.00% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2007, the Managing General Partner has designated $16,368,768 as such Reserves.

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

Investments in Local Limited Partnerships (continued)

not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,434,396 at March 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to partners for use in offsetting their Federal income tax liability.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership's respective investment balance has been reduced to zero.

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2006 and 2005 and for the years then ended.

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

Effect of New Accounting Principle

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for financial statements for fiscal years beginning after December 15, 2006. FIN 48 provides guidance to all enterprises, including pass-through entities, for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. The General Partner will adopt FIN 48 as of April 1, 2007. The General Partner is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Partnership.

3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value

Debt securities issued by the US
Treasury and other US
Government Agency                         $      499,778      $            -      $         (248)    $      499,530

Investment securities
   at March 31, 2007                      $      499,778      $            -      $         (248)    $      499,530

The contractual maturities at March 31, 2007 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value

Due in less than one year                                                 $       499,778           $     499,530
                                                                          $       499,778           $     499,530


Proceeds from maturities of investments securities for the year ended March 31, 2007 were approximately $1,750,000.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Leawood Manor where the Partnership's ownership interest is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    23,103,135

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $6,986,299)                                                                   (14,360,284)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,372,719)

Investments in Local Limited Partnerships before adjustments                                              6,370,132

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,042,689

   Cumulative amortization of acquisition fees and expenses                                                (769,572)

Investments in Local Limited Partnerships before valuation allowance                                      7,643,249

Valuation allowance on investments in Local Limited Partnerships                                         (4,208,853)

Investments in Local Limited Partnerships                                                           $     3,434,396

For the year ended March 31, 2007, the Partnership advanced $81,752 to one of the Local Limited Partnerships, all of which was reserved. In addition, $200,000 was reimbursed from one Local Limited Partnership relating to advances made in previous years, all of which has been previously reserved. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments. During the year ended March 31, 2007, the Partnership concluded that one of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Prince Street Towers L.P., for approximately $250,000.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2006 and 2005 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2006                2005
Assets:
   Investment property, net                                                  $     44,777,700    $    73,460,785
   Other assets                                                                     6,434,117         15,472,934
     Total Assets                                                            $     51,211,817    $    88,933,719

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     42,829,668    $    80,507,639
   Other liabilities                                                                7,861,063         12,979,096
     Total Liabilities                                                             50,690,731         93,486,735

Partnership's deficiency                                                           (1,171,670)        (7,853,026)
Other partners' equity                                                              1,692,756          3,300,010
   Total Partners' Equity (Deficiency)                                                521,086         (4,553,016)
   Total Liabilities and Partners' Equity (Deficiency)                       $     51,211,817    $    88,933,719

Summarized Statements of Operations -
for the years ended December 31,

                                                                                   2006                2005

Rental and other income                                                      $     15,269,576    $    22,237,222

Expenses:
   Operating                                                                        9,900,968         13,354,816
   Interest                                                                         3,993,333          5,601,792
   Depreciation and amortization                                                    3,813,233          4,771,152
     Total Expenses                                                                17,707,534         23,727,760

Net Loss                                                                     $     (2,437,958)   $    (1,490,538)

Partnership's share of Net Loss                                              $     (2,385,141)   $    (1,892,758)
Other partners' share of Net Loss                                            $        (52,817)   $       402,220


                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

For the years ended March 31, 2007 and 2006, the Partnership has not recognized $1,996,899 and $1,653,595, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $79,740 were included in losses recognized in the year ended March 31, 2006.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($1,171,690) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $6,370,132 primarily due to: (i) one Local Limited Partnership whose interest was sold in the quarter ended March 31, 2007 being included in the summarized balance sheet of the Local Limited Partnerships at December 31, 2006; (ii) cumulative unrecognized losses as described above;
(iii) advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships; and (iv) differences in the accounting treatment of miscellaneous items.

The Partnership's interest in two of its investments in Local Limited Partnerships were sold during the year ended March 31, 2007, resulting in gains totaling $13,919,835. As of March 31, 2007, $1,125,000 is receivable related to the sale of these two Local Limited Partnerships.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2007 and 2006 were $100,952 and $130,421, respectively. As of March 31, 2007, $20,593 is payable to an affiliate of the Managing General Partner for Asset Management Fees. During the years ended March 31, 2007 and 2006, Asset Management Fees of $107,148 and $138,173, respectively, were paid out of available cash flow.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2007 and 2006 is $77,349 and $115,879, respectively, that the Partnership has incurred for these expenses. As of March 31, 2007, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.

In December 2006, Partnership cash was invested in below-market interest bearing accounts as part of a banking arrangement which resulted in financial benefits to affiliates of MMA Financial. MMA Financial subsequently determined that this arrangement was inconsistent with the terms of the Partnership Agreement and terminated the arrangement. MMA intends to pay the interest lost by the Partnership (approximately $363,000) to the Partnership in July 2007.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2007 and 2006 to the net income reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2006 and 2005:

                                                                                    2007                  2006

Net Income (Loss)  per financial statements                                    $   12,558,438         $  (2,224,013)

Equity in losses of Local Limited Partnerships for financial reporting
   purposes in excess of equity in losses for tax purposes                            911,625             1,452,867

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (1,996,899)           (1,573,855)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                      (154,658)              167,692

Amortization for financial reporting (tax) purposes in excess of
   amortization for tax (financial reporting) purposes                                 27,336              (493,046)

Provision for valuation allowance on advances to Local
   Limited Partnerships not deductible for tax purposes                                     -               261,049

Recovery of provision for valuation allowance on advances to Local
   Limited Partnerships, net of provision not reportable for tax purposes            (118,248)                    -

Provision for valuation allowance on investments in Local Limited
   Partnerships not deductible for tax purposes                                       250,000             1,270,000

Gain on sale of investments in Local Limited Partnerships recognized for tax purposes in excess of gain recognized
   for financial reporting purposes                                                 4,752,231             1,836,620

Cash distributions included in net loss for financial reporting purposes              (35,000)             (117,968)

Net Income per tax return                                                      $   16,194,825         $     579,346

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2007 and December 31, 2006, respectively, are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    3,434,396     $     (598,003)     $    4,032,399
Other assets                                                $   17,500,100     $   25,575,497      $   (8,075,397)
Liabilities                                                 $       97,333     $      112,930      $      (15,597)



                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $15,090,000 greater than for financial reporting purposes, including approximately $6,986,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the Partnership has provided an impairment allowance of approximately $4,209,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $406,000 of amortization has been deducted for financial reporting purposes only; (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes and charged to Limited Partners' equity for financial reporting purposes; and (v) the sale of investments in one Local Limited Partnership during the quarter ended March 31, 2007 resulting in its removal from investments in Local Limited Partnerships for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of March 31, 2007 or 2006 or net losses for the years ended either March 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2006 and 2005:


Sencit Towne House, L.P.                                               2006                  2005
Total Assets                                                          $N/A              $    7,538,460
Total Liabilities                                                     $N/A              $    3,775,134
Revenue                                                               $N/A              $    1,974,390
Net Income                                                            $N/A              $      127,273


The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.