Form 10QSB
period 2007-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2007-08-14
CIK 845035

August 14  , 2007



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended June 30, 2007
       File Number 0-19765

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

For the quarterly period ended                   June 30, 2007

                                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________   to    ____________

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

                          TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2007                                               1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2007 and 2006                                                   2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Three Months Ended June 30, 2007                                3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2007 and 2006                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                    7
Item 3.  Controls and Procedures                                                                 13

PART II - OTHER INFORMATION

Items 1-6                                                                                       14

SIGNATURE                                                                                       15

CERTIFICATIONS                                                                                  16

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                 (A Limited Partner)
                                 BALANCE SHEET
                                  June 30, 2007
                                  (Unaudited)






         Assets

Cash and cash equivalents                                                                         $    16,474,540
Investments in Local Limited Partnerships (Note 1)                                                      3,264,951
Accounts receivable (Note 1)                                                                            1,100,000
   Total Assets                                                                                   $    20,839,491

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        41,186
Accrued expenses                                                                                           76,521
   Total Liabilities                                                                                      117,707

General, Initial and Investor Limited Partners' Equity                                                 20,721,784
   Total Liabilities and Partners' Equity                                                         $    20,839,491

     The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                 (A Limited Partnership)
                                STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30, 2007 and 2006
                                  (Unaudited)



                                                                                      2007                     2006
Revenue:
   Investment                                                              $         18,376        $         50,467
   Other                                                                                  -                  35,000
     Total Revenue                                                                   18,376                  85,467

Expense:
   Asset management fees, affiliate                                                  20,593                  26,785
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 1)                                                   13,291                  50,006
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $21,430 and  $31,432 in 2007 and
     2006, respectively)                                                             71,225                 745,183
   Amortization                                                                       6,834                   6,834
     Total Expense                                                                  111,943                 828,808

Loss before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                    (93,567)               (743,341)

Equity in losses of Local Limited Partnerships (Note 1)                             (97,060)                (79,726)

Gain on sale of investments in Local Limited Partnerships                            75,000                       -

Net Loss                                                                   $       (115,627)       $       (823,067)

Net Loss allocated:
   General Partners                                                        $         (1,154)       $         (8,231)
   Limited Partners                                                                (114,473)               (814,836)
                                                                           $       (115,627)       $       (823,067)
Net Loss per Limited Partner Unit
   (68,043 Units)                                                          $         (1.68)        $         (11.98)

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                       For the Three Months Ended June 30, 2007
                                    (Unaudited)






                                                                     Initial          Investor              Net
                                                  General            Limited          Limited           Unrealized
                                                 Partners            Partner          Partners            Losses            Total

Balance at March 31, 2007                      $ 208,371     $        5,000     $   20,624,040     $      (248)       $20,837,163

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities
       available for sale                              -                  -                  -             248                248
  Net Loss                                         (1,154)                -           (114,473)             -            (115,627)
Comprehensive Income (Loss)                        (1,154)                -           (114,473)            248            115,379)

Balance at June 30, 2007                       $   207,217     $       5,000     $   20,509,567     $         -     $   20,721,784

    The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                   (A Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                         For the Three Months Ended June 30, 2007 and 2006
                                      (Unaudited)




                                                                                 2007                   2006

Net cash used for operating activities                                    $     (46,958)         $     (32,003)

Net cash provided by investing activities                                       652,260                498,994

Net increase in cash and cash equivalents                                       605,302                466,991

Cash and cash equivalents, beginning                                         15,869,238              1,884,202

Cash and cash equivalents, ending                                         $  16,474,540          $   2,351,193




The accompanying notes are an integral part of these financial statements

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                        (A Limited Partnership)


                            NOTES TO THE FINANCIAL STATEMENTS
                                       (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included  with the Partnership's  Form  10-KSB for the year ended
March 31, 2007. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2007 and 2006.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts,subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partner's capital accounts are in a deficit position certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in eight Local Limited Partnerships which were organized for the purpose of owningand operating multi-family  housing  complexes,  all of which are  government-assisted.
The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Leawood Manor where the Partnership's ownership interest is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    23,116,426

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,225,927)                                                                   (14,457,344)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,438,270)

Investments in Local Limited Partnerships before adjustments                                              6,220,812

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,042,689

   Cumulative amortization of acquisition fees and expenses                                                (776,406)

Investments in Local Limited Partnerships before valuation allowance                                      7,487,095

Valuation allowance on investments in Local Limited Partnerships                                         (4,222,144)

Investments in Local Limited Partnerships                                                           $     3,264,951

                         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                    (A Limited Partnership)
                         NOTES TO THE FINANCIAL STATEMENTS (continued)
                                         (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

For the three months ended June 30, 2007, the Partnership advanced $13,291 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2007 is $336,688. For the three months ended June 30, 2007, the Partnership has not recognized $239,628 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

As of June 30, 2007, $1,100,000 is receivable related to the sale of two Local Limited Partnerships in the year ended March 31, 2007.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2007 or 2006 or net losses for the three months ended either June 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2007 and 2006:

Leawood Associates, L.P. A Limited Partnership                                            2007                     2006
Revenue                                                                         $       516,463           $      508,658
Net Loss                                                                        $       (71,093)          $      (73,776)

Allentown Towne House, L.P.
Revenue                                                                         $       354,325           $      347,696
Net Loss                                                                        $       (23,585)          $      (28,633)

Prince Street Towers, L.P. A Limited Partnership
Revenue                                                                         $       456,959           $      457,945
Net Loss                                                                        $       (27,698)          $      (17,392)

Sencit Towne House, L.P.
Revenue                                                                         $       497,797           $      493,598
Net Income                                                                      $        17,155           $       31,818

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,264,951 at June 30, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue"in the accompanying financial statements.

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

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                       (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $605,302 from $15,869,238 at March 31, 2007 to $16,474,540 at June 30, 2007. The
increase is primarily attributable to the maturity of investments securities, proceeds received from the sale of investments in Local Limited Partnerships and cash distributions from Local Limited Partnerships, partially offset by cash used for operating activities and advances to Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2007, $16,474,540 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $1,985,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local
Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2007, the Partnership has advanced approximately $1,467,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $17,510,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2007.

Results of Operations

The Partnership's results of operations for three months ended June 30, 2007 resulted in a net loss of $115,627 as compared to a net loss of $823,067 for the same period in 2006. The decrease in net loss is primarily attributable to a decrease in general and administrative expenses, an increase in gain on sale of investments in Local Limited Partnerships and a decrease in provision for valuation allowance on advances to Local Limited Partnerships partially offset by a decrease in other income and a decrease in investment income. General and administrative expenses decreased primarily due to a decrease in legal expenses, associated with litigation in which the Partnership was involved. The increase in gain on sale of investments in Local Limited Partnerships is due to additional proceeds from the February 28, 2007 sale of Oakview Square. The decrease in provision for valuation allowance on advances to Local Limited Partners is the result of a decrease in advances made to Local Limited Partnerships during the three months ended June 30, 2007. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

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

As of June 30, 2007, the Partnership's investment portfolio consisted of limited partnership interests in eight Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited
Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

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

The Managing General Partner has negotiated an agreement that will ultimately allow the Partnership to dispose of its interest in all of the Local Limited Partnerships. The Partnership did not dispose of any Local Limited Partnership interests during the three months ended June 30, 2007.

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

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of March 31, 2007. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, was terminated upon the July 2006 sale of the Property to an unaffiliated entity. The Partnership received net sales proceeds of $12,794,835, or $188.04 per Unit, resulting in taxable income of $17,236,598, or $253.32 per Unit.
The Managing General Partner believed that the Partnership had a claim of up to an additional $1,500,000 of sale proceeds under the terms of the partnership agreement and investment documents for this Local Limited Partnership. The Local General Partners disputed that at least a portion of this amount is due. On behalf of the Partnership, the Managing General Partner retained counsel and filed suit in the Superior Court of the District of Columbia (Civil Action No. 0006755-06) seeking a declaratory judgment and damages. The Local General Partners filed counter-claims and disputed the Partnership's claims. On January 10, 2007, representatives of the Managing General Partner and the Local General Partners reached a settlement during court-ordered mediation with regard to all of the above referenced legal claims. The settlement requires an additional distribution to the
Partnership in the amount of approximately $1,050,000, or $15.23 per Unit. This payment, originally expected to be received in the first quarter of the fiscal year ending March 31, 2008, is now expected to be received in the second quarter of the fiscal year ending March 31, 2008, upon the receipt by the Local Limited Partnership of all outstanding amounts due from the sale of the Property including lender held escrows and reserves. All pending legal matters were subsequently dismissed with prejudice. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the termination of the Partnership's interest in the Local Limited Partnership that owned Oakview Square, located in Chesterfield, Michigan, upon the sale of the Property. The sale of this Property, presently resulting in net proceeds to the Partnership of $100,000, or $1.47 per Unit, occurred on February 28, 2007, effectively terminating the Partnership's interest in this Local Limited Partnership. The Managing General Partner expects the Partnership to receive additional proceeds of approximately $50,000, or $0.73 per Unit, upon a reconciliation of issues related to tax and utility payments. This sale will result in 2007 taxable income projected to be approximately $824,000, or $12.11 per Unit. The Partnership will no longer have an interest in this Local Limited Partnership upon receipt of all sale proceeds.

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


Property Discussions (continued)

for the remaining 70% exercisable for $1 anytime after the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001. The Managing General continues to pursue an exit strategy that may result in a 2007 disposal of the Partnership's interest in the Local Limited Partnership.

As previously reported, although occupancy levels at 46th and Vincennes, located in Chicago, Illinois, improved to acceptable levels throughout the three-month period ending December 31, 2006, increases in utility costs and bad debt expense have resulted in unfavorable debt service coverage while working capital levels remain well below appropriate levels as of March 31, 2007. A site visit by the Managing General Partner in October 2006 found the Property in need of some capital improvements.
Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a fairly recent market valuation, the Managing General Partner will most likely enter into a put agreement, pending the HUD's approval of a Transfer of Physical Assets Application, and subsequently transfer the Partnership's interest in the Local Limited Partnership during 2007. The Property's Compliance Period ended on December 31, 2005.

In connection with the Settlement Agreement described in the "Portfolio Update" section above, the Partnership has granted options, subject to various conditions, to sell its interests in Prince Street Towers, L.P., located in Lancaster, PA, Sencit Towne House L.P., located in Shillington, PA, Allentown Towne House, L.P., located in Allentown, PA, Brookscrossing Apartments, L.P., located in Atlanta, GA, and Leawood Associates, L.P., located in Leawood, KS, for a price of $13,300,000 specified in the Settlement Agreement.

In accordance with the terms of the previously mentioned Settlement Agreement, the Managing General Partner anticipates that the Partnership's interest in the Local Limited Partnership that owns Leawood Manor, located in Leawood, Kansas, will be terminated upon the sale of the Local Limited Partnership
interest.   At present, no closing date has been scheduled for the sale of this interest.
..


                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                   (A Limited Partnership)
                            Controls and Procedures



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to affect, the Partnership's internal control over financial reporting.

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

(c)  Reports on Form 8-K were filed during the quarter ended June 30, 2007:

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                                   (A Limited Partnership)


                                       SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2007                 BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. IV

                                        By:  Arch Street VIII, Inc.,
                                             its Managing General Partner



                                            /s/Gary Mentesana
                                            Gary Mentesana
                                            President
                                            Arch Street VIII, Inc.