Form 10QSB
period 2007-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2007-11-14
CIK 845035

November 14, 2007



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:    Boston Financial Qualified Housing Tax Credits L.P. IV
       Report on Form 10-QSB for the Quarter Ended September 30, 2007 File Number 0-19765

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

For the quarterly period ended                  September 30, 2007
                                       ------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from_______________  to ____________________


                         Commission file number 0-19765

       Boston Financial Qualified Housing Tax Credits L.P. IV
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                 Massachusetts                                04-3044617
------------------------------------------         ---------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification No.)


        101 Arch Street, Boston, Massachusetts                  02110-1106
-----------------------------------------------------  ----------------------
       (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code            (617) 439-3911
                                                            ----------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2007                     1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2007 and 2006                         2

         Statement of Changes in Partners' Equity (Unaudited) -
           For the Six Months Ended September 30, 2007                      3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2007 and 2006                     4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

Item 3.  Controls and Procedures                                           13

PART II - OTHER INFORMATION

Items 1-6                                                                  14

SIGNATURE                                                                  15

CERTIFICATIONS                                                             16

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                            BALANCE SHEET
                          September 30, 2007
                            (Unaudited)


         Assets

Cash and cash equivalents                                                                         $    17,079,889
Investments in Local Limited Partnerships (Note 1)                                                      3,326,149
Accounts receivable (Note 1)                                                                            1,124,426
                                                                                                  ---------------
   Total Assets                                                                                   $    21,530,464
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       148,948
Accrued expenses                                                                                           44,753
                                                                                                  ---------------
   Total Liabilities                                                                                      193,701

General, Initial and Investor Limited Partners' Equity                                                 21,336,763
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $    21,530,464
                                                                                                  ===============




 The accompanying notes are an integral part of   these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)




                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2007                   2006                2007                  2006
                                                   ----------------      ----------------     ----------------      ----------
Revenue
   Investment                                      $        578,940       $        126,913    $        597,316      $        177,380
   Other                                                          -                      -                   -                35,000
                                                   ----------------       ----------------    ----------------      ----------------
       Total Revenue                                        578,940                126,913             597,316               212,380
                                                   ----------------       ----------------    ----------------      ----------------

Expenses:
  Asset management fees, affiliate                           20,593                 26,787              41,186                53,572
  Provision for valuation allowance on
     advances to Local Limited Partnerships
     (Note 1)                                                   713                 25,943              14,004                75,949
  Provision for valuation allowance on
     investments in Local Limited
     Partnerships (Note 1)                                        -                250,000                   -               250,000
  General and administrative
     (includes reimbursement to affiliate
     in the amounts of $40,115 and
     $62,864  for the six months ended
     September 30, 2007 and 2006,
     respectively)                                           74,230                 84,869             145,455               830,052
  Amortization                                                6,833                  6,834              13,667                13,668
                                                   ----------------       ----------------    ----------------      ----------------
     Total Expense                                          102,369                394,433             214,312             1,223,241
                                                   ----------------       ----------------    ----------------      ----------------

Income (Loss) before equity in income (losses) of Local Limited Partnerships and gain on sale of investments
   in Local Limited Partnerships                            476,571               (267,520)            383,004           (1,010,861)

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                    113,982               (110,485)             16,922             (190,211)

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                             24,426             12,794,835              99,426            12,794,835
                                                   ----------------       ----------------    ----------------      ----------------

Net Income                                         $        614,979       $     12,416,830    $        499,352      $     11,593,763
                                                   ================       ================    ================      ================

Net Income allocated:
   General Partners                                $          6,148       $        715,198    $          4,994      $        706,967
   Limited Partners                                         608,831             11,701,632             494,358            10,886,796
                                                   ----------------       ----------------    ----------------      ----------------
                                                   $        614,979       $     12,416,830    $        499,352      $     11,593,763
                                                   ================       ================    ================      ================

Net Income Per Limited Partner
   Unit (68,043) Units                             $           8.95       $         171.97    $           7.27      $         160.00
                                                   ================       ================    ================      ================

   The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2007
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses             Total

Balance at March 31, 2007                      $     208,371     $        5,000     $   20,624,040     $         (248)   $20,837,163
                                               -------------     --------------     --------------     --------------    -----------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -                248           248
  Net Income                                           4,994                  -            494,358                  -       499,352
                                               -------------     --------------     --------------     --------------    -----------
Comprehensive Income                                   4,994                  -            494,358                248       499,600
                                               -------------     --------------     --------------     --------------    -----------

Balance at September 30, 2007                  $     213,365     $        5,000     $   21,118,398     $            -    $21,336,763
                                               =============     ==============     ==============     ==============    ===========


The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)




                                                                              2007                       2006
                                                                          -------------              ---------

Net cash provided by (used for) operating activities                      $     513,153          $    (728,487)

Net cash provided by investing activities                                       697,498             13,873,468
                                                                          -------------          -------------

Net increase in cash and cash equivalents                                     1,210,651             13,144,981

Cash and cash equivalents, beginning                                         15,869,238              1,884,202
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $  17,079,889          $  15,029,183
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2007 and 2006.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partner' capital accounts are in a deficit position certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    23,117,139

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,329,071)                                                                   (14,343,362)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,484,221)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,289,556

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,042,689

   Cumulative amortization of acquisition fees and expenses                                                (783,239)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,549,006

Valuation allowance on investments in Local Limited Partnerships                                         (4,222,857)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     3,326,149
                                                                                                     ===============

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 2007, the Partnership advanced $14,004 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2007 is $325,850. For the six months ended September 30, 2007, the Partnership has not recognized $342,772 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

As of September 30, 2007, $1,124,426 is receivable related to the sale of two Local Limited Partnerships in the year ended March 31, 2007.

2.   Significant Subsidiaries

None of the Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of September 30, 2007 or 2006 or net losses for the three months ended either September 30, 2007 or 2006.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,326,149 at September 30, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

The Partnership had an increase in cash and cash equivalents of $1,210,651 from $15,869,238 at March 31, 2007 to $17,079,889 at September 30, 2007. The increase is primarily attributable to the cash provided by operating activity, maturity of investments securities, cash distributions from Local Limited Partnerships and proceeds received from the sale of investments in Local Limited Partnerships, partially offset by advances to Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2007, $17,079,889 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,005,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2007, the Partnership has advanced approximately $1,468,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $18,135,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2007.

In October 2007, the Partnership distributed $15,548,170, or $226.22 per Unit. The Partnership was able to make this distribution primarily as a result of the Partnership's disposition in recent years of thirty-seven Local Limited Partnership interests, most notably the sale of Mayfair Mansions, located in Washington, DC.

Results of Operations

Three Month Period

The Partnership's results of operations for three months ended September 30, 2007 resulted in a net income of $614,979 as compared to a net income of $12,416,830 for the same period in 2006. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships partially offset by an increase in investment income, a decrease in provision for valuation allowance on investments in Local Limited Partnerships and a decrease in equity of losses in Local Limited Partnerships. The decrease in gain on sale of investments in Local Limited Partnerships is due to the liquidation of investment in one Local Limited Partnership during 2006. The Partnership had an increase in investment income during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts. The decrease in provision for valuation allowance on investments in Local Limited Partnerships is due to the recording of an impairment allowance for one property in the prior year.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Partnership's results of operations for six months ended September 30, 2007 resulted in a net income of $499,352 as compared to a net income of $11,593,763 for the same period in 2006. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships partially offset by a decrease in general and administrative expenses, an increase in investment income, a decrease in provision for valuation allowance on investments in Local Limited Partnerships and a decrease in equity in losses in Local Limited Partnerships. The decrease in gain on sale of investments in Local Limited Partnerships is due to the liquidation of investment in one Local Limited Partnership during 2006. General and administrative expenses decreased due to a decrease in legal expenses, associated with litigation in which the Partnership was previously involved. The Partnership had an increase in investment income during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts. The decrease in provision for valuation allowance on investments in Local Limited Partnerships is due to the recording of an impairment allowance for one property in the prior year.

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

As of September 30, 2007, the Partnership's investment portfolio consisted of limited partnership interests in eight Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

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

The Managing General Partner has negotiated an agreement that will ultimately allow the Partnership to dispose of its interest in one of the Local Limited Partnerships. The Partnership did not dispose of any Local Limited Partnership interests during the six months ended September 30, 2007.

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

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of June 30, 2007. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported an IRS audit of 1993 tax return for Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years (the disallowance of the 1993, 1994 and 1995 Tax Credits applies only to the Limited Partners of the Partnership that claimed Tax Credits for those years and the recapture applies to all current Limited Partners of the Partnership). On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful, and the IRS has not retracted its position of disallowing Tax Credits for 1993, 1994 and 1995, a total of $2,562,173, plus accrued interest of approximately $3,900,000, or approximately $95 per Unit. Based on of advice of tax counsel, the Managing General Partner determined to concede the disallowance of Tax Credits for those three years.

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

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

In addition, the Managing General Partner continues to explore an exit strategy for Bentley Court, the Property owned and operated by Bentley Court II, Limited Partnership. The Managing General Partner will attempt to dispose of its interest in the Local Limited Partnership in 2008.

As previously reported, the Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, was terminated upon the July 2006 sale of the Property to an unaffiliated entity. The Partnership received net sales proceeds of $12,794,835, or $188.04 per Unit, resulting in taxable income of $17,236,598, or $253.32 per Unit. The Managing General Partner believed that the Partnership had a claim of up to an additional $1,500,000 of sale proceeds under the terms of the partnership agreement and investment documents for this Local Limited Partnership. The Local General Partners disputed that at least a portion of this amount is due. On behalf of the Partnership, the Managing General Partner retained counsel and filed suit in the Superior Court of the District of Columbia (Civil Action No. 0006755-06) seeking a declaratory judgment and damages. The Local General Partners filed counter-claims and disputed the Partnership's claims. On January 10, 2007, representatives of the Managing General Partner and the Local General Partners reached a settlement during court-ordered mediation with regard to all of the above referenced legal claims. All pending legal matters were subsequently dismissed with prejudice. The settlement required an additional distribution to the Partnership. This payment in the amount of $1,096,411, or $16.11 per Unit, was received in October 2007 and will result in 2007 taxable income of $1,096,411 or $16.11 per Unit. As noted in the Portfolio Updates section above, the Partnership distributed a majority of the initial net sales proceeds in October 2007. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the remaining sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the termination of the Partnership's interest in the Local Limited Partnership that owned Oakview Square, located in Chesterfield, Michigan, upon the sale of the Property. The sale of this Property, presently resulting in net proceeds to the Partnership of $100,000, or $1.47 per Unit, occurred on February 28, 2007, effectively terminating the Partnership's interest in this Local Limited Partnership. In October 2007, the Partnership received additional proceeds of $74,426, or $1.09, per Unit, upon a reconciliation of tax and utility payments. This sale will result in 2007 taxable income projected to be approximately $818,000, or $12.02 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's limited partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 anytime after the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001. The Managing General Partner's pursuit of an exit strategy has led to a preliminary agreement that would allow for the transfer of the Partnership's interest in the Local Limited Partnership for $20,000, or $0.29 per Unit. The Managing General Partner currently expects this transfer to occur by December 31, 2007 and result in 2007 taxable income of approximately $550,000, or $8.08 per Unit.

As previously reported, although occupancy levels at 46th and Vincennes, located in Chicago, Illinois, improved to acceptable levels throughout the three-month period ending December 31, 2006, increases in utility costs and bad debt expense have resulted in unfavorable debt service coverage while working capital levels remain well below appropriate levels as of June 30, 2007. A site visit by the Managing General Partner in October 2006 found the Property in need of some capital improvements. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a fairly recent market valuation, the Managing General Partner will most likely enter into an agreement, pending HUD's approval of a Transfer of Physical Assets Application that would allow the Partnership to transfer, or put, its interest in the Local Limited Partnership. While a 2007 disposition is possible, the Managing General Partner currently believes an early 2008 disposition is more likely. The Managing General Partner does not expect this disposition to result in any proceeds to the Partnership and currently projects taxable income of approximately $850,000, or $12.50 per Unit. The Property's Compliance Period ended on December 31, 2005.

As previously reported, the Partnership had entered into a Settlement Agreement which provided the option subject to various conditions, to purchase the Partnership's interests in the following Local Limited Partnerships for a price of $13,300,000: Prince Street Towers, L.P., located in Lancaster, PA; Sencit Towne House L.P., located in Shillington, PA; Allentown Towne House, L.P., located in Allentown, PA; Brookscrossing Apartments, L.P., located in Atlanta, GA; and Leawood Associates, L.P., located in Leawood, KS. The Settlement Agreement was not exercised. The Managing General Partner will explore alternative exit strategies for these Local Limited Partnership interests.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2007, the Partnership completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

o As part of the remediation plan, management initiated changes in processes and controls including:

 o the refund of lost interest;

 o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts;

 o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements and

o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management.

Controls over Recording Equity in Income/Losses

o Management now performs a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

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


DATED:  November 14, 2007                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. IV

                                          By:  Arch Street VIII, Inc.,
                                          its Managing General Partner



                                         /s/Gary Mentesana
                                            Gary Mentesana
                                            President
                                            Arch Street VIII, Inc.