Form 10QSB
period 2007-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2008-02-14
CIK 845035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      December 31, 2007
                                       -------------------------------------

                                 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                   to
                               --------------------------------------------

                         Commission file number 0-19765

               Boston Financial Qualified Housing Tax Credits L.P. IV
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                 Massachusetts                                04-3044617
------------------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                      Identification No.)


        101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------------  -----------------------
       (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes No X .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.      Financial Statements

             Balance Sheet (Unaudited) - December 31, 2007                  1

             Statements of Operations (Unaudited) - For the Three and Nine
               Months Ended December 31, 2007 and 2006                      2

             Statement of Changes in Partners' Equity (Unaudited) -
               For the Nine Months Ended December 31, 2007                  3

             Statements of Cash Flows (Unaudited) - For the
               Nine Months Ended December 31, 2007 and 2006                 4

             Notes to the Financial Statements (Unaudited)                  5

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

Item 3A(T). Controls and Procedures                                        14

PART II - OTHER INFORMATION

Items 1-6                                                                  15

SIGNATURE                                                                  16

CERTIFICATIONS                                                             17

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                                  BALANCE SHEET
                                December 31, 2007
                                   (Unaudited)






         Assets

Cash and cash equivalents                                                                         $     2,782,965
Investments in Local Limited Partnerships (Note 1)                                                      2,370,178
                                                                                                  ---------------
   Total Assets                                                                                   $     5,153,143
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       109,436
Accrued expenses                                                                                          336,614
                                                                                                  ---------------
   Total Liabilities                                                                                      446,050

General, Initial and Investor Limited Partners' Equity                                                  4,707,093
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     5,153,143
                                                                                                  ===============




    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)




                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2007                   2006                2007                  2006
                                                   ----------------      ----------------     ----------------      ----------
Revenue
   Investment                                      $         51,733       $        161,901    $        649,049      $       339,281
   Other                                                          -                      -                   -               35,000
                                                   ----------------       ----------------    ----------------     ----------------
       Total Revenue                                         51,733                161,901             649,049              374,281
                                                   ----------------       ----------------    ----------------     ----------------

Expenses:
  Asset management fees, affiliate                           20,593                 26,787              61,779               80,359
  Provision for valuation allowance on
     advances to Local Limited Partnerships
     (Note 1)                                                 1,334                  5,802              15,338               81,751
  Provision for valuation allowance on
     investments in Local Limited
     Partnerships (Note 1)                                  761,000                      -             761,000              250,000
  General and administrative
     (includes reimbursement to affiliate
     in the amounts of $51,805 and
     $60,773  for the nine months ended
     December 31, 2007 and 2006,
     respectively)                                          346,776                144,988             492,231              975,040
  Amortization                                              (11,599)                 6,834               2,068               20,502
                                                   ----------------       ----------------    ----------------     ----------------
     Total Expense                                        1,118,104                184,411           1,332,416            1,407,652
                                                   ----------------       ----------------    ----------------     ----------------

Loss before equity in losses of Local Limited
  Partnerships and gain on sale of investments
  in Local Limited Partnerships                          (1,066,371)               (22,510)           (683,367)         (1,033,371)

Equity in losses of Local Limited
   Partnerships (Note 1)                                    (81,570)               (48,087)            (64,648)           (238,298)

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                             66,441              1,050,000             165,867           13,844,835
                                                   ----------------       ----------------    ----------------      ---------------

Net Income (Loss)                                  $     (1,081,500)      $        979,403    $       (582,148)     $    12,573,166
                                                   ================       ================    ================     ================

Net Income (Loss) allocated:
   General Partners                                $        (10,815)      $          9,830    $         (5,821)     $       716,797
   Limited Partners                                      (1,070,685)               969,573            (576,327)          11,856,369
                                                   ----------------       ----------------    ----------------     ----------------
                                                   $     (1,081,500)      $        979,403    $       (582,148)     $    12,573,166
                                                   ================       ================    ================     ================

Net Income (Loss) Per Limited Partner
   Unit (68,043) Units                             $        (15.74)       $          14.25    $         (8.47)      $        174.25
                                                   ===============        ================    ===============       ===============

    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2007
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses            Total

Balance at March 31, 2007                      $     208,371     $        5,000     $   20,624,040     $        (248)   $20,837,163
                                               -------------     --------------     --------------     ---------------  -----------

Cash distribution                                   (155,482)                 -        (15,392,688)                -   (15,548,170)
                                               -------------     --------------     --------------     --------------  ------------

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -               248           248
  Net Loss                                            (5,821)                 -           (576,327)                -      (582,148)
                                               -------------     --------------     --------------     --------------  ------------
Comprehensive Income (Loss)                           (5,821)                 -           (576,327)              248      (581,900)
                                               -------------     --------------     --------------     -------------   ------------

Balance at December 31, 2007                   $      47,068     $        5,000     $    4,655,025     $           -   $ 4,707,093
                                               =============     ==============     ==============     ==============  ============

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)




                                                                              2007                   2006
                                                                          -------------           ------------

Net cash provided by (used for) operating activities                      $     449,866          $    (853,790)

Net cash provided by investing activities                                     2,012,031             14,367,665

Net cash used for financing activities                                      (15,548,170)                     -
                                                                          -------------          -------------

Net increase (decrease) in cash and cash equivalents                        (13,086,273)            13,513,875

Cash and cash equivalents, beginning                                         15,869,238              1,884,202
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $   2,782,965          $  15,398,077
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2007 and 2006.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in a deficit position certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Leawood Manor where the Partnership's ownership interest is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2007:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                          $     22,805,028

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $6,998,455)                                                                   (14,079,622)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,609,221)
                                                                                                    - --------------

Investments in Local Limited Partnerships before adjustments                                              6,116,185

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,004,230

   Cumulative amortization of acquisition fees and expenses                                                (765,046)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,355,369

Valuation allowance on investments in Local Limited Partnerships                                         (4,985,191)
                                                                                                    - --------------

Investments in Local Limited Partnerships                                                           $     2,370,178
                                                                                                     ===============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2007, the Partnership advanced $15,338 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2007 is $716,576. For the nine months ended December 31, 2007, the Partnership has not recognized $651,928 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's interest in one of its investments in Local Limited Partnerships was sold during the nine months ended December 31, 2007, resulting in gain on sale of $165,867.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of December 31, 2007 or 2006 or net losses for the three months ended either December 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2007 and 2006:


Prince Street Towers, L.P. A Limited Partnership                                     2007                      2006
                                                                                  ---------------            -- ---------
Revenue                                                                         $       453,238           $      451,543
Net Loss                                                                        $       (70,078)          $      (64,405)

Sencit Towne House, L.P.
Revenue                                                                         $       538,217           $      494,849
Net Income (Loss)                                                               $        37,525           $      (84,855)


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,370,178 at December 31, 2007). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

The Partnership had a decrease in cash and cash equivalents of $13,086,273 from $15,869,238 at March 31, 2007 to $2,782,965 at December 31, 2007. The decrease is primarily attributable to a cash distribution paid to the general and limited partners, partially offset by proceeds received from the sale of investments in Local Limited Partnerships, the maturity of investment securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2007, $2,782,965 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,010,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Managing General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2007, the Partnership has advanced approximately $1,470,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,845,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distribution of $15,548,170, or $226.22 per Unit, was made during the nine months ended December 31, 2007. The Partnership was able to make this distribution primarily as a result of the Partnership's disposition in recent years of thirty-one Local Limited Partnership interests, most notably the sale of Mayfair Mansions, located in Washington, DC.

Results of Operations

Three Month Period

The Partnership's results of operations for three months ended December 31, 2007 resulted in a net loss of $1,081,500 as compared to net income of $979,403 for the same period in 2006. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, an increase in provision for valuation allowance on investments in Local Limited Partnerships, an increase in general and administrative expenses and a decrease in investment income. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of investment in one Local Limited Partnership during 2006. Provision for valuation allowance on investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships. General and administrative expenses increased due to an increase in legal expenses. The decrease in investment income is due to a decrease in the average balance of funds held for investment.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Partnership's results of operations for nine months ended December 31, 2007 resulted in a net loss of $582,148 as compared to net income of $12,573,166 for the same period in 2006. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and an increase in provision for valuation allowance on investments in Local Limited Partnerships partially offset by a decrease in general and administrative expenses, an increase in investment income and decrease in equity in losses of Local Limited Partnerships. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of investment in one Local Limited Partnership during 2006. Provision for valuation allowance on investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships. General and administrative expenses decreased due to a decrease in legal expenses associated with litigation in which the Partnership was previously involved. The Partnership had an increase in investment income during 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the seven remaining Properties in which the Partnership has an interest all expired on or before December 31, 2006. The Partnership disposed of one Local Limited Partnership interest during the nine months ended December 31, 2007.

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

On November 29, 2007, the Partnership and its General Partners were sued in Superior Court for the County of Los Angeles, California by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively "Everest"). In the lawsuit, Everest seeks a declaration and injunction requiring the Partnership and its General Partners to honor votes obtained in Everest's consent solicitation seeking to remove the General Partners and replace them with an Everest affiliate in the event that Everest obtains votes of holders of a majority of outstanding Limited Partner Units of the Partnership in favor of Everest's proposal. The Partnership and its General Partners have not yet been served with this lawsuit.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The Partnership and its General Partners believe that Everest's consent solicitation is invalid and not in the best interests of the Partnership or its Limited Partners, and they intend to vigorously defend this lawsuit once they have been served. Because the complaint was not served by the deadline for service, it is the Partnership and its General Partners' position that the complaint is no longer valid.

On January 22, 2008, the Partnership and its General Partners were named in a lawsuit filed in District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell"). In the lawsuit, McDowell alleges that the Partnership and its General Partners violated the Partnership's Partnership Agreement and/or breached fiduciary duties by, among other things;
(i) allegedly selling substantially all of the assets of the Partnership without a vote of the Limited Partners; (ii) allegedly selling the Partnership assets to persons formerly affiliated with the Partnership or its General Partners; and
(iii) allegedly increasing the cash reserves owned by the Partnership to benefit affiliates of the Partnership or its General Partners. In connection with the lawsuit, McDowell claims to seek to enjoin the sale of Leawood Manor Apartments, which is real estate property owned by one of the Local Limited Partnerships of which the Partnership owns the majority of limited partnership interests. The Partnership and its General Partners deny these allegations and intend to vigorously defend against them. The Local Limited Partnership that owns Leawood Manor Apartments and its general partner also were named in the lawsuit. Those entities have filed a motion to be dismissed from the action.

Additionally, on January 29, 2008, the Partnership and its General Partners filed suit against McDowell in Superior Court for Suffolk County, Massachusetts alleging, among other things, that McDowell has damaged the Partnership by intentionally and unlawfully interfering with efforts of the Local Limited Partnership that owns Leawood Manor Apartments to sell that real estate.

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of September 30, 2007. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported an IRS audit of the 1993 tax return for Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years (the disallowance of the 1993, 1994 and 1995 Tax Credits applies only to the Limited Partners of the Partnership that claimed Tax Credits for those years and the recapture applies to all current Limited Partners of the Partnership). On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful, and the IRS has not retracted its position of disallowing Tax Credits for 1993, 1994 and 1995, a total of $2,562,173, plus accrued interest of approximately $3,900,000, or approximately $95 per Unit. Based on of advice of tax counsel, the Managing General Partner determined to concede the disallowance of Tax Credits for those three years.

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

As previously reported, the Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, was terminated upon the July 2006 sale of the Property to an unaffiliated entity. The Partnership received net sales proceeds in 2006 of $12,794,835, or $188.04 per Unit, resulting in taxable income of $17,236,598, or $253.32 per Unit. The Managing General Partner believed that the Partnership had a claim of up to an additional $1,500,000 of sale proceeds under the terms of the partnership agreement and investment documents for this Local Limited Partnership. The Local General Partners disputed that at least a portion of this amount is due.

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

As previously reported, the Managing General Partner anticipated the termination of the Partnership's interest in the Local Limited Partnership that owned Oakview Square, located in Chesterfield, Michigan, upon the sale of the Property. The sale of this Property, which resulted in net proceeds to the Partnership of $100,000, or $1.47 per Unit, occurred on February 28, 2007, effectively terminating the Partnership's interest in this Local Limited Partnership. In October 2007, the Partnership received additional proceeds of $74,426, or $1.09, per Unit, upon a reconciliation of tax and utility payments. This sale will result in 2007 taxable income projected to be approximately $818,000, or $12.02 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's limited

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 anytime after the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001. The Managing General Partner's pursuit of an exit strategy culminated in the transfer of the Partnership's interest in the Local Limited Partnership for $20,000, or $0.29 per Unit, on December 2, 2007. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. This transaction will result in 2007 taxable income projected to be approximately $550,000, or $8.08 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, although occupancy levels at 46th and Vincennes, located in Chicago, Illinois, improved to acceptable levels throughout the three-month period ending December 31, 2006, increases in utility costs and bad debt expense resulted in unfavorable debt service coverage while working capital levels remained well below appropriate levels as of June 30, 2007. For the three month period ending September 30, 2007, occupancy declined to 85%, while working capital levels and debt service coverage remained well below appropriate levels throughout the same time period. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition and noted slight improvement in overall appearance of the Property but not enough to earn an acceptable rating. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed these concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a fairly recent market valuation, the Managing General Partner will most likely enter into an agreement, pending HUD's approval of a Transfer of Physical Assets application that would allow the Partnership to transfer, or put, its interest in the Local Limited Partnership. The Managing General Partner currently believes an early to mid 2008 disposition is possible, as HUD is currently reviewing the TPA application. The Managing General Partner does not expect this disposition to result in any proceeds to the Partnership and currently projects taxable income of approximately $850,000, or $12.50 per Unit. The Property's Compliance Period ended on December 31, 2005.

In accordance with the terms of their respective Partnership Agreements, the Managing General Partner, effective November 28, 2007, transferred the Partnership's interest in the Local Limited Partnerships that owned Prince Street Towers, L.P., located in Lancaster, Pennsylvania, Sencit Towne House L.P., located in Shillington, Pennsylvania, and Allentown Towne House, L.P., located in Allentown, Pennsylvania. The interests in the aforementioned Partnerships were transferred to MMA Lancaster North, L.P., MMA Sencit Townhouse, L.P. and MMA Allentown Towne House, L.P., respectively (together, the "Transferee Partnerships"). The Partnership is the sole limited partner of each of the Transferee Partnerships. An affiliate of the Partnership is the general partner of each of the Transferee Partnerships and has obtained a 1% interest in each of the Transferee Partnerships in exchange for a promissory note in favor of the Partnership.

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership's ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner's consent. As previously disclosed, these Local Limited Partnership interests were originally expected to be sold as part of a settlement agreement between the Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, , Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and certain of their affiliates on the one hand, and on the other hand, Everest Housing Investors 2, LP, certain of its affiliates, Park GP, Inc., Bond Purchase, L.L.C, Anise, L.L.C., and Paco Development, L.L.C. (together, the "Everest and Park Parties"). When the Everest and Park Parties failed to exercise their option to purchase these Local Limited Partnership interests, the above-described transfers were carried out. The Managing General Partner may now have flexibility in being able to dispose of the Partnership's

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

interest in the Local Limited Partnerships without the Local General Partners' consent, expediting the Managing General Partner's ability to liquidate the assets of, and dissolve, the Partnership. It is possible that such Local General Partner may contest this right to free transferability.

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

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                           CONTROLS AND PROCEDURES




Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits

              Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2008               BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. IV

                                        By:  Arch Street VIII, Inc.,
                                             its Managing General Partner



                                          /s/Gary Mentesana
                                             Gary Mentesana
                                             President
                                             Arch Street VIII, Inc.