Form 10KSB
period 2008-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2008-06-30
CIK 845035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        March 31, 2008
                         -------------------------------------------

                                        OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from            to
                               -------------------------------------------

                         Commission file number 0-19765

            Boston Financial Qualified Housing Tax Credits L.P. IV
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Massachusetts                        04-3044617
------------------------------------------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

        101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------------------   -----------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code          (617) 439-3911
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes    No X .

State issuer's revenues for its most recent fiscal year:  $663,481.

State the aggregate sales price of partnership units held by nonaffiliates of the registrant: $67,653,000 as of March 31, 2008.


                                            Part of Report on Form 10-KSB into
Documents incorporated by reference         Which the Document is Incorporated



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

  "Estimated Use of Proceeds"                                 Part III, Item 12

  "Management Compensation and Fees"                          Part III, Item 12

   "Profits and Losses for Tax Purposes, Tax Credits
     and Cash Distributions"                                  Part III, Item 12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008

                                TABLE OF CONTENTS


PART I                                                              Page No.

   Item  1    Business                                                 K-4
   Item  2    Properties                                               K-6
   Item  3    Legal Proceedings                                        K-9
   Item  4    Submission of Matters to a
              Vote of Security Holders                                 K-10

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                      K-10
   Item  6    Management's Discussion and Analysis of
              Financial Condition and Results of Operations            K-10
   Item  7    Financial Statements and Supplementary Data              K-16
   Item  8    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                   K-16
   Item 8A    Controls and Procedures                                  K-16
   Item 8B    Other Information                                        K-16


PART III

   Item 9     Directors and Executive Officers
              of the Registrant                                        K-17
   Item 10    Management Remuneration                                  K-17
   Item 11    Security Ownership of Certain Beneficial
              Owners and Management                                    K-18
   Item 12    Certain Relationships and Related
              Transactions                                             K-18
   Item 13    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      K-20
   Item 14.   Principal Accountant Fees and Services                   K-20

SIGNATURES                                                             K-21
----------

CERTIFICATIONS                                                         K-22
--------------

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
Properties owned by                                                                                 Interest
Local Limited Partnerships                                  Location                                 Acquired

46th & Vincennes                                            Chicago, IL                             03/29/91
Audobon (1)                                                 Boston, MA                              12/22/89
Bent Tree (1)                                               Jackson, TX                             12/27/89
Bentley Court                                               Columbia, SC                            12/26/89
Brookscrossing                                              Atlanta, GA                             06/30/89
Brown Kaplan (1)                                            Boston, MA                              07/01/90
BK Apartments (1)                                           Jamestown, ND                           12/01/90
Carolina Woods (1)                                          Greensboro, NC                          01/31/90
Canfield Crossing (1)                                       Milan, MI                               08/20/90
Dorsett Apartments (1)                                      Philadelphia, PA                        10/20/89
Findlay Market (1)                                          Cincinnati, OH                          08/15/90
Grandview (1)                                               Grandview, TX                           12/27/89
Green Tree Village (1)                                      Greenville, GA                          07/06/90
Gateway Village Garden (1)                                  Azle, TX                                06/24/91
Hampton Lane (1)                                            Buena Vista, GA                         12/20/89
Hilltop (1)                                                 Rhome, TX                               12/27/89
Justin Place (1)                                            Justin, TX                              12/27/89
Lancaster House North                                       Lancaster, PA                           03/13/89
Lakeside Square (1)                                         Chicago, IL                             05/17/90
Lincoln Green (1)                                           Old Town, ME                            03/21/90
Leawood Manor                                               Leawood, KS                             12/29/89
Mayfair Mansions (1)                                        Washington, DC                          03/21/90
Nocona Terrace (1)                                          Nocona, TX                              12/27/89
Oakview Square (1)                                          Chesterfield, MI                        03/22/89
Orchard View (1)                                            Gobles, MI                              04/29/90
Orocovix IV (1)                                             Orocovix, PR                            12/30/89
Pecan Hill (1)                                              Bryson, TX                              12/28/89
Pine Manor (1)                                              Jacksboro, TX                           12/27/89
Pinewood Terrace (1)                                        Rusk, TX                                12/27/89
Royal Crest (1)                                             Bowie, TX                               12/27/89
Seagraves (1)                                               Seagraves, TX                           11/28/90
Sencit Towne House                                          Shillington, PA                         12/26/89
Town House Apartments                                       Allentown, PA                           12/26/89
Valley View (1)                                             Valley View, TX                         12/27/89
West Pine (1)                                               Findlay, PA                             12/31/90
Willow Ridge (1)                                            Prescott, AZ                            08/28/89
Whitehills II (1)                                           Howell, MI                              04/21/90

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

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2008, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships:
Sencit Towne House L.P., Allentown Towne House, L.P. and Prince Street Towers L.P., representing 25.15%, have AIMCO Properties as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership currently owns limited partnership interests in seven Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%.

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



                                                     Capital Contributions
     Local Limited Partnership                      Total          Paid           Mtge. Loans                       Occupancy at
     Property Name                  Number of      Committed at   Through          Payable at          Type of        March 31,
     Property Location              Apts Units   March 31, 2008   March 31, 2008  December 31, 2007   Subsidy *         2008
 ---------------------------------------------    -----------   -------------    ----------------  ----------------- --------------

Brookscrossing Apartments, L.P.
  A Limited Partnership
Brookscrossing                     224          $    3,363,776     $ 3,363,776       $  5,410,392     None                90%
Atlanta, GA

Leawood Associates, L.P.
  A Limited Partnership
Leawood Manor
Leawood, KS                        254               7,497,810       7,497,810         7,297,960      None                98%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                      160               1,589,403       1,589,403         5,452,326      Section 8           99%
Prince Street Towers L.P.
  A Limited Partnership
Lancaster House North
Lancaster, PA                      201               1,996,687       1,996,687         6,035,821      Section 8           99%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                    200               1,996,687       1,996,687         2,752,835      Section 8          100%

Bentley Court II Limited Partnership
Bentley Court
Columbia, SC                       272               5,000,000       5,000,000         6,346,709       None               96%




                                                     Capital Contributions
 Local Limited Partnership                         Total            Paid          Mtge. Loans                        Occupancy at
   Property Name                   Number of     Committed at      Through         Payable at             Type of       March 31,
   Property Location              Apts Units    March 31, 2008   March 31, 2008   December 31, 2007      Subsidy *       2008
 ---------------------------------------------    ------------    -----------    ----------------    ----------------  ----------
46th and Vincennes Limited
Partnership
46th and Vincennes
Chicago, IL                         28              751,120           751,120          1,298,214          Section 8        93%
                                  ------       --------------     -------------    ---------------
                                  1,339       $   22,195,483      $ 22,195,483      $ 34,594,257
                                 ------       ==============      =============     =============




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

Item 3.  Legal Proceedings

On November 29, 2007, the Partnership and its General Partners were sued in Superior Court for the County of Los Angeles, California by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, "Everest"). In the lawsuit, Everest seeks a declaration and injunction requiring the Partnership and its General Partners to honor votes obtained in Everest's consent solicitation seeking to remove the General Partners and replace them with an Everest affiliate in the event that Everest obtains votes of holders of a majority of outstanding Limited Partner Units of the Partnership in favor of Everest's proposal. The Partnership and its General Partners were never served with this lawsuit. On or about April 17, 2008, Everest filed a voluntary dismissal of the Complaint without prejudice.

On January 22, 2008, the Partnership and its General Partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell"). In the lawsuit, McDowell alleges that the Partnership and its General Partners violated the Partnership's Partnership Agreement and/or breached fiduciary duties by, among other things: (i) allegedly selling substantially all of the assets of the Partnership without a vote of the Limited Partners; (ii) allegedly selling Partnership assets to persons formerly affiliated with the Partnership or its General Partners; and (iii) allegedly increasing the cash reserves owned by the Partnership to benefit affiliates of the Partnership or its General Partners. In connection with the lawsuit, McDowell also seeks to enjoin the sale of Leawood Manor Apartments, which is real estate property owned by one of the Local Limited Partnerships of which the Partnership owns the majority of limited partnership interests. The Partnership and its General Partners deny these allegations and intend to vigorously defend against them. The Partnership and its General Partners have filed a motion to dismiss, which is currently pending with the Kansas court. The Local Limited Partnership that owns Leawood Manor Apartments and its general partner also were named in the lawsuit and will similarly defend their position. Those Local Limited Partnership entities filed a motion that asked the court to dismiss the case on various grounds, and also that the court declares that McDowell did not have an ownership interest in Leawood Manor Apartments. While the court declined to dismiss the lawsuit as to the Local Limited Partnership and its general partner, the court stated on the record that McDowell "[does not] have any interest in the property," and further that the court would work to "enable the sale" of Leawood Manor Apartments.

On January 29, 2008, the Partnership and its General Partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts alleging, among other things, that McDowell has damaged the Partnership by intentionally and unlawfully interfering with efforts of the Local Limited Partnership that owns Leawood Manor Apartments to sell that real estate. McDowell has filed a motion to dismiss, asking the Massachusetts court to dismiss the case because Massachusetts is allegedly not a convenient forum to hear the matter. The Partnership and its General Partners filed an opposition to McDowell's motion to dismiss, and the motion remains pending with the court at this time.

On April 22, 2008, the Partnership and its General Partners filed suit against the following defendants: Everest Housing Investors 2, L.P.; Everest Management LLC; Everest Properties, Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings, LLC; Park G.P., Inc., Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; W. Robert Kohorst; Danford M. Baker; Monte G. McDowell; Kevan D. Acord (collectively, the "Johnson/Everest Group"), in the Superior Court for Suffolk County, Massachusetts. The Complaint asserts claims against the Johnson/Everest Group for breach of the Partnership Agreement, breach of fiduciary duty, conspiracy and tortuous interference with advantageous business relationships and for their concerted efforts to: (i) improperly gain control of the Partnership and/or certain real estate assets in which the Partnership is invested; (ii) block arms-length transactions with third parties for the sale of real estate assets in which the Partnership is invested; and (iii) gain non-public information for use in trading limited partner units at below-market prices. The Johnson/Everest Group defendants have not yet responded to the Complaint.

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

As of March 31, 2008, there were 2,968 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. During the year ended March 31, 2008 a cash distribution of $15,548,170 was paid. No cash distributions were paid for the year ended March 31, 2007.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

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

Executive Level Overview

The Partnership was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in Local Limited Partnerships which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership's operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Partnership ends on March 31.

As of March 31, 2008, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In October 2007, the Partnership distributed $15,392,688, or $226.22 per Unit, to Limited Partners. The Partnership was able to make this distribution primarily as a result of the disposition of twenty-nine of the Partnership's thirty-seven properties or Limited Partnership interests in these properties, most notably the sale of Mayfair Mansions, located in Washington, DC.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the seven remaining Properties in which the Partnership has an interest all expired before December 31, 2007. The Partnership disposed of one Local Limited Partnership interest during the twelve months ended March 31, 2008.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($691,419 at March 31, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. The tax benefits for each Local Limited Partnership consists of future tax losses, tax credits and residual receipts at disposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. During the year ended March 31, 2008, the Partnership concluded that three of the Local Limited Partnerships had experienced other-than-temporary decline in their carrying values and impairment losses were recorded: Allentown Towne
House L.P., for $4,000; Prince Street Towers L.P., for $374,000; and Sencit Towne House L.P., for $2,028,000. During the year ended March 31, 2007, the Partnership concluded that one of the Local Limited Partnerships had experienced an other-than-temporary decline in its carrying value and impairment losses were recorded for Prince Street Towers L.P., for $250,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of $2,704,392 as compared to $15,869,238 at March 31, 2007. The decrease is mainly attributable to the payment of a cash distribution, partially offset by proceeds from maturities of investment securities, cash distributions received from Local Limited Partnerships, proceeds from sale of investments in Local Limited Partnerships and operating activities.

The Managing General Partner originally designated 4.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2008, $2,704,392 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,014,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2008, the Partnership has advanced approximately $1,476,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,777,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distribution of $15,548,170 was made to General and Limited Partners during the year ended March 31, 2008. No cash distributions were made during the year ended March 31, 2007. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2007 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for year ended March 31, 2008 resulted in a net loss of $2,939,328 as compared to a net income of $12,558,438 for the same period in 2007. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and an increase in impairment on investments in Local Limited Partnerships, partially offset by an increase in investment income and decrease in equity in losses of Local Limited Partnerships. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of investments in two Local Limited Partnerships during the year ended March 31, 2007. Impairment on investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships. The Partnership had an increase in investment income during 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1992. The credits have ended as all of the Properties have reached the end of the ten year credit period.

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of December 31, 2007. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA had informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's limited partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 anytime after the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001. The Managing General Partner's pursuit of an exit strategy culminated in the transfer of the Partnership's interest in the Local Limited Partnership for $20,000, or $0.29 per Unit, on December 2, 2007. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. This transaction resulted in 2007 taxable income of $519,798, or $7.64 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

In accordance with the terms of their respective Local Limited Partnership Agreements, the Managing General Partner, effective November 28, 2007, transferred the Partnership's interest in the following Local Limited
Partnerships: Prince Street Towers, L.P., located in Lancaster, Pennsylvania; Sencit Towne House L.P., located in Shillington, Pennsylvania; and Allentown Towne House, L.P., located in Allentown, Pennsylvania. The interests in the aforementioned Local Limited Partnerships were transferred to MMA Lancaster North, L.P., MMA Sencit Townhouse, L.P. and MMA Allentown Towne House, L.P., respectively (together, the "Transferee Partnerships"). The Partnership is the sole limited partner of each of the Transferee Partnerships. An affiliate of the Partnership is the general partner of each of the Transferee Partnerships and has obtained a 1% interest in each of the Transferee Partnerships in exchange for a promissory note in favor of the Partnership.

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership's ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner's consent. As previously disclosed, these Local Limited Partnership interests were originally expected to be sold as part of a settlement agreement between the Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, , Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and certain of their affiliates on the one hand, and on the other hand, Everest Housing Investors 2, LP, certain of its affiliates, Park GP, Inc., Bond Purchase, L.L.C, Anise, L.L.C., and Paco Development, L.L.C. (together, the "Everest and Park Parties"). When the Everest and Park Parties failed to exercise their option to purchase these Local Limited Partnership interests, the above-described transfers were carried out. The Managing General Partner may now have flexibility in being able to dispose of the Partnership's interest in the Local Limited Partnerships without the Local General Partners' consent, expediting the Managing General Partner's ability to liquidate the assets of, and dissolve, the Partnership. It is possible that such Local General Partner may contest this right to free transferability.

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

On behalf of the Partnership, the Managing General Partner retained counsel and filed suit in the Superior Court of the District of Columbia (Civil Action No. 0006755-06) seeking a declaratory judgment and damages. The Local General Partners filed counter-claims and disputed the Partnership's claims. On January 10, 2007, representatives of the Managing General Partner and the Local General Partners reached a settlement during court-ordered mediation with regard to all of the above referenced legal claims. All pending legal matters were subsequently dismissed with prejudice. The settlement required an additional distribution in the amount of $1,096,411, or $16.11 per Unit, that was received by the Partnership in October 2007. As previously reported, the Managing General Partner estimated the additional distribution would result in 2007 taxable income equal to the settlement distribution. Actual 2007 taxable income of $46,441, or $0.68 per Unit, was incurred by the Partnership. This amount was significantly lower than estimated because the Partnership included, as part of the total 2006 gain of $17,236,598, or $253.32 per Unit, an estimated amount of $1,050,000, or $15.43 per Unit, from the settlement proceeds. The Partnership distributed a majority of the initial net sales proceeds in October 2007. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the remaining sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the termination of the Partnership's interest in the Local Limited Partnership that owned Oakview Square, located in Chesterfield, Michigan, upon the sale of the Property. The sale of this Property, which resulted in net proceeds during the year ended March 31, 2007 to the Partnership of $100,000, or $1.47 per Unit, occurred on February 28, 2007, effectively terminating the Partnership's interest in this Local Limited Partnership. In October 2007, the Partnership received additional proceeds of $74,426, or $1.09 per Unit, upon a reconciliation of tax and utility payments. This sale resulted in a 2007 taxable loss of $59,158, or $0.87 per Unit. In April 2008, the Partnership received final sale proceeds of $7,146, or $0.11per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

It is possible that the IRS will further expand its claims for additional amounts with respect to other years. However, counsel has advised that the statute of limitations has expired for the tax years 1996, 1997 and 1998. At this point, there appears to be no possibility of a settlement with the IRS, and the Managing General Partner anticipates that the IRS will forward the assessments for disallowance and recapture directly to the affected Limited Partners. The accrued interest calculations above respecting the disallowance and recapture of Tax Credits are estimates only, based upon a rate of 8% simple interest from the dates that the taxes were deemed to be owed. The Managing General Partner has not included estimates for penalties because it is not expecting them. However, it is possible that the IRS will attempt to claim penalties. Tax counsel has advised that Limited Partners that acquired Units after 1998 will not be affected by these assessments. The Managing General Partner strongly recommends that Limited Partners consult with their tax advisors regarding the appropriate treatment of any disallowance or recapture assessments.

The Managing General Partner began marketing Bentley Court II in May 2008, and has received several bids that could result in a range of net sales proceeds to the Partnership of approximately $3,600,000 to $4,200,000, or $53 to $62 per Unit, respectively. The Managing General Partner currently anticipates a September 2008 sale. This transaction, based on the range of net sales proceeds above, is expected to result in taxable income of approximately $6,850,000 to $7,450,000, or $101 to $109 per Unit, respectively.

As previously reported, for the three month period ending September 30, 2007, occupancy at 46th and Vincennes, located in Chicago, Illinois, declined to 85%. Working capital levels and debt service coverage remained well below appropriate levels throughout the same time period. For the three month period ending December 31, 2007, occupancy improved to 87%, and while working capital levels improved due to advances from the Local General Partner, they still remain far below the Managing General Partner's benchmark at year-end. Debt service coverage also remained well below appropriate levels throughout the same time period, primarily due to an increase in maintenance expenses incurred to prepare vacant units for occupancy. An increase in real estate taxes also contributed to the poor debt service coverage. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition and noted slight improvement in overall appearance of the Property but not enough to earn an acceptable rating. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed their concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a market valuation, which confirmed that the Property's value is less than its outstanding debt, the Managing General Partner will assign the Partnership's interest to the Local General Partner upon receipt of official documentation from HUD approving the Transfer of Physical Assets application. The Managing General Partner currently believes a mid-2008 disposition is likely. The Managing General Partner does not expect this disposition to result in any proceeds to the Partnership and currently projects taxable income of approximately $900,000, or $13.23 per Unit. The Property's Compliance Period ended on December 31, 2005.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2008 and 2007.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

None.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Partnership's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of March 31, 2008, the Partnership's internal control over financial reporting was effective.

Item 8B.  Other Information

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



     Name                                           Position

Greg Judge                                       Executive Vice President
Michael H. Gladstone                             Principal, Member

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

Greg Judge, age 43, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 51, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

As of March 31, 2008, the following are the only entities known to the Partnership to be the beneficial owners of more than 5% of the Units outstanding:


                                                                  Amount
 Title of                     Name and Address of                Beneficially
 Class                        Beneficial Owner                     Owned               Percent of Class
----------                    -----------------                -------------            ----------------
 Limited                      Bond Purchase, LLC                 10,818 Units               15.90%
 Partner                      104 Armor Road
                              P.O Box 34729
                              Kansas City, MO  64116-1129

 Limited                      Danford M Baker                    4,354 Units                 6.40%
 Partner                      600 Orange Grove Circle
                              Pasadena, CA  91105

 Limited                      Anise, LLC                          3,802 Units                5.59%
 Partner                      1001 Walnut
                              Kansas City, MO  64106

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

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2008 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partner were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses included printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also included a non-accountable expense allowance for marketing expenses equal to 1% of the Gross Proceeds. Organization and offering fees and expenses of $8,351,601 were incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. No payments were made or expenses reimbursed in each of two years ended March 31, 2008.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the Gross Proceeds. Acquisition fees totaling $1,588,763 for the closing of the Partnership's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $415,467 were incurred and were reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2008.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2008 are as follows:

                                                                                   2008             2007
                                                                             --------------     ----------

Asset management fees                                                        $   78,453        $   100,952

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2008 are as follows:

                                                                                  2008               2007
                                                                             --------------        ----------

Salaries and benefits expense reimbursements                                 $    73,951        $   77,349

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street IV L.P., receive 1% of cash distributions paid to partners.

A cash distribution of $155,482 was made to the General Partners during the year ended March 31, 2008.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2008 is presented in Note 4 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2008 as follows:

                                                                                   2008            2007
                                                                             --------------    ----------

Audit fees                                                                   $   72,768        $ 87,530
Tax fees                                                                     $    2,500        $  2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2008.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

     By: Arch Street VIII, Inc.
         its Managing General Partner



     By:   /s/Greg Judge                                   Date: June 30, 2008
           ----------------------------------                   -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Greg Judge                                  Date:June 30, 2008
           -----------------------------------                  -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


     By:   /s/Michael H. Gladstone                       Date:   June 30, 2008
           -----------------------------                        -------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        For the Year Ended March 31, 2008
                                      Index



                                                                                  Page No.

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2008                                                F-2

Report of Independent Registered Public Accounting Firm                              F-3
   for the years ended March 31, 2007

Financial Statements

  Balance Sheet - March 31, 2008                                                     F-4

  Statements of Operations - For the years ended
     March 31, 2008 and 2007                                                         F-5

  Statements of Changes in Partners' Equity -
     For the years ended March 31, 2008 and 2007                                     F-6

  Statements of Cash Flows - For the years ended
     March 31, 2008 and 2007                                                         F-7

  Notes to the Financial Statements                                                  F-8


       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV

We have audited the accompanying balance sheet of Boston Financial Qualified Housing Tax Credits L.P. IV as of March 31, 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain operating limited partnerships as of and for the year ended March 31, 2008 in which the Partnership owns a limited partnership interest. Investments in such partnerships are stated at $700,283 at March 31, 2008 and the Partnership's equity in loss of these operating limited partnerships is stated at $399,718 for the year then ended. The financial statements of those operating limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to those operating limited partnerships, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. IV as of March 31, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Vienna, Virginia
June 30, 2008

             Report of Independent Registered Public Accounting Firm


To the Partners of Boston Financial Qualified Housing Credits Limited Partnership IV

In our opinion, based on our audits and the report of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership IV ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP


Boston, Massachusetts
June 22, 2007

                          DERRICK, STUBBS 55 STITH, L.L,P.
                         CERTIFIED PUBLIC ACCOUNTANTS


David Master, CPA
508 Hampton Street, 1st Floor
Post Office Box 36                                Charles R. Statler, Jr., CPA
Columbia, South Carolina 29202-0036               Alan F. Grimsley, CPA
Telephone:  (803) 799-5810  .
Facsimile:  803-799-5554                          Hugh R. Penney, CPA,CISA, CBA
                                                  H. Warren Counts, Jr. CPA
                                                  K. Todd Daily, CPA CVA
                                                  Timothy M. Monahan, CPA
RSM McGladrey Network



                          INDEPENDENT AUDITOR'S REPORT


To the Partners Bentley Court II Limited Partnership Columbia, South Carolina

in our opinion, the accompanying balance sheet and the related statements of operations, partners' equity (deficit) and cash flows present fairly, in all material aspects, the financial position of Bentley Court 11 Limited Partnership as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note I to the financial statements, the Partnership has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to continue financial support of the Partnership as described in Note I.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Derrick Stubbs & Stith, L.L.P. Columbia, South Carolina
February 15, 2008

CARTER & COMPANY
  Certified Public Accountants, LLC
  548 Highway 98 Fast
  Suite 201
  Destin, Florida 82b41
  Phone 850-650-0125
  Fax 850-650-016



                         Report of Independent Auditors

    To the Partners Sencit Towne House Limited Partnership
    (A Limited Partnership)


    In our opinion, the accompanying balance sheet and the related statement of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material aspects, the financial position of Sencit Towne House Limited Partnership (A Limited Partnership) as of December 31, 2007 and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion,





    Destin, Florida January 21, 2008

Carter & Company
Certified Public Accountants, LLC
548 Highway 98 Fast
Suite 201
Destin, Florida 82b41
Phone 850-650-0125
Fax 850-650-016



                         Report of Independent Auditors

    To the Partners Allentown Towne House Limited Partnership
    (A Limited Partnership)
    In our opinion, the accompanying balance sheet and the related statement of operations, changes in partners' equity .(deficiency) and cash flows present fairly, in all material aspects, the financial position of Allentown Towne House Limited Partnership (A Limited Partnership) as of December 31, 2007 and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





    Destin, Florida January 24, 2008

Carter & Company
 Certified Public Accountants, LLC
 548 Highway 98 Fast
 Suite 201
 Destin, Florida 82b41
 Phone 850-650-0125
 Fax 850-650-016



                         Report of Independent Auditors

    To the Partners Prince Street Towers Limited Partnership

    In our opinion, the accompanying balance sheet and the related statement of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material aspects, the financial position of Prince Street Towers Limited Partnership as of December 31, 2007 and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





    Destin, Florida February 19, 2008

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                                  BALANCE SHEET
                                 March 31, 2008




Assets

Cash and cash equivalents                                                                         $     2,704,392
Investments in Local Limited Partnerships (Note 3)                                                        691,419
Accounts receivable (Note 3)                                                                                7,146
                                                                                                  ---------------
   Total Assets                                                                                   $     3,402,957
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                         $       755,070
Accrued expenses                                                                                          297,974
                                                                                                  ---------------
   Total Liabilities                                                                                    1,053,044

General, Initial and Investor Limited Partners' Equity                                                  2,349,913
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     3,402,957
                                                                                                  ===============


    The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2008 and 2007




                                                                                 2008                     2007
                                                                           ----------------             ----------
   Revenue:
   Investment                                                              $        663,481        $        347,589
   Other                                                                                  -                  43,100
                                                                           ----------------        ----------------
     Total Revenue                                                                  663,481                 390,689
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                         78,453                 100,952
   Provision for (recovery of) valuation allowance on advances
     to  Local Limited Partnerships (Note 3)                                         22,093                (118,248)
   Impairment on investments in Local
     Limited Partnerships (Note 3)                                                2,406,000                 250,000
   General and administrative (includes reimbursements
     to an affiliate in the amount of $73,951 and
     $77,349 in 2008 and 2007, respectively)                                      1,182,705               1,103,804
   Amortization                                                                       2,757                  27,336
                                                                                 ---------                  ------
     Total Expense                                                                3,692,008               1,363,844
                                                                           ----------------          ----------------

Loss before equity in losses of Local Limited Partnerships and gain on sale of investments in Local Limited
Partnerships                                                                      (3,028,527)            (973,155)

Equity in losses of Local Limited Partnerships (Note 3)                             (97,718)             (388,242)

Gain on sale of investments in Local Limited
   Partnerships (Note 3)                                                            186,917              13,919,835
                                                                             ----------------        ----------------

Net Income (Loss)                                                          $     (2,939,328)       $     12,558,438
                                                                             ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $        (29,393)       $        716,668
   Limited Partners                                                              (2,909,935)             11,841,770
                                                                             ----------------         ----------------
                                                                           $     (2,939,328)       $     12,558,438
                                                                            ================        ================
Net Income (Loss) per Limited Partner Unit
   (68,043 Units)                                                          $        (42.77)        $         174.03
                                                                             ===============         ================

    The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                          STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                      For the Years Ended March 31, 2008 and 2007




                                                                  Initial         Investor               Net
                                                 General          Limited         Limited              Unrealized
                                                 Partners         Partner         Partners               Loss             Total

Balance at March 31, 2006                      $ (508,297)    $    5,000         $ 8,782,270           $ (14,693)      $ 8,264,280
                                               -------------   --------------   --------------       -------------- --------------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                -           14,445          14,445
Net Income                                           716,668                  -       11,841,770                -       12,558,438
                                               -------------   ----------------     --------------    --------------  --------------
Comprehensive Income                                 716,668                  -       11,841,770            14,445      12,572,883
                                               -------------   ----------------     --------------    --------------   -------------

Balance at March 31, 2007                            208,371              5,000       20,624,040              (248)     20,837,163
                                               -------------     --------------     --------------    - ------------- --------------

Cash distribution                                   (155,482)                 -      (15,392,688)                -      (15,548,170)
                                               -------------     --------------   ----------------     -------------- --------------

Comprehensive Income (Loss):
Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -               248          248
Net Loss                                             (29,393)                 -         (2,909,935)                -    (2,939,328)
                                               -------------     --------------     --------------     --------------   ------------
Comprehensive Income (Loss)                          (29,393)                 -         (2,909,935)              248    (2,939,080)
                                               -------------     --------------     --------------     --------------  -------------

Balance at March 31, 2008                      $      23,496     $        5,000     $    2,321,417     $           -    $ 2,349,913
                                               =============     ==============     ==============     ==============    ===========

     The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P IV
                              (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2008 and 2007



                                                                                 2008                        2007
                                                                           ----------------              ----------
Cash flows from operating activities:
   Net Income (Loss)                                                       $     (2,939,328)       $     12,558,438
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Equity in losses of Local Limited Partnerships                                  97,718                 388,242
     Gain on sale of investments in Local Limited Partnerships                     (186,917)            (13,919,835)
     Provision for (recovery of) valuation allowance on advances
       to Local Limited Partnerships                                                 22,093                (118,248)
     Impairment on investments
       in Local Limited Partnerships                                              2,406,000                 250,000
     Amortization                                                                     2,757                  27,336
     Cash distributions included in net income                                            -                 (35,000)
     Other non cash item                                                               (222)                 (8,892)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
     Other assets                                                                     6,332                  12,701
     Due to affiliate                                                               734,477                (106,196)
     Accrued expenses                                                               221,234                 (31,175)
                                                                           ----------------        ----------------
Net cash provided by (used for) operating activities                                364,144                (982,629)
                                                                           ----------------        ----------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                500,000               1,750,000
   Advances to Local Limited Partnerships                                           (22,093)                (81,752)
   Reimbursement of advances to Local Limited Partnerships                                -                 200,000
   Cash distributions received from Local
     Limited Partnerships                                                           236,502                 290,582
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                           186,917              13,919,835
   Accounts receivable from sale of investments in Local
     Limited Partnerships                                                         1,117,854              (1,111,000)
                                                                           ----------------        ----------------
Net cash provided by investing activities                                         2,019,180              14,967,665
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Cash distribution                                                            (15,548,170)                      -
                                                                           ----------------        ----------------
Net cash used for financing activities                                          (15,548,170)                      -
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                            (13,164,846)             13,985,036

Cash and cash equivalents, beginning                                             15,869,238               1,884,202
                                                                           ----------------        ----------------

Cash and cash equivalents, ending                                          $      2,704,392        $     15,869,238
                                                                           ================        ================

   The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P IV
                          (A Limited Partnership)

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

Under the terms of the Partnership Agreement, the Partnership originally designated 4.00% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2008, the Managing General Partner has designated $2,704,392 as such Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investment Securities

The Partnership's investment securities were classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities were held. All investment securities had fixed maturities. Realized gains and losses from the sales of securities were based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Investments in Local Limited Partnerships

The Local Limited  Partnerships  in which the  Partnership  invests are Variable
Interest  Entities  ("VIE"s).    The  Partnership  is involved with the VIEs as
a non-controlling limited partner equity holder.  Because the Partnership is

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P IV
                               (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($691,419 at March 31, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2007 and 2006 and for the years then ended.

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

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P IV
                          (A Limited Partnership)


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

In June 2006, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Effect of New Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership will adopt SFAS No. 157 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership will adopt SFAS No. 159 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, operations or cash flow.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P IV
                               (A Limited Partnership)

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


The following is a summary of investments in Local Limited Partnerships at March
31, 2008:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                           $    22,811,783

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,287,836)                                                                   (14,112,692)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,609,221)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,089,870

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,004,230

   Cumulative amortization of acquisition fees and expenses                                                (765,735)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,328,365

Valuation allowance on investments in Local Limited Partnerships                                         (6,636,946)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $       691,419
                                                                                                    ===============

For the year ended March 31, 2008, the Partnership advanced $22,093 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2007 and 2006 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P IV
                         (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized Balance Sheets - as of December 31,

                                                                                   2007                  2006
                                                                             ----------------         ---------
Assets:
   Investment property, net                                                  $     34,196,411    $     44,777,700
   Other assets                                                                     6,153,746           6,434,117
                                                                             ----------------    ----------------
     Total Assets                                                            $     40,350,157    $     51,211,817
                                                                             ================    ================

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     34,594,257    $     42,829,668
   Other liabilities                                                                7,541,583           7,861,063
                                                                             ----------------    ----------------
     Total Liabilities                                                             42,135,840          50,690,731
                                                                             ----------------    ----------------

Partnership's deficiency                                                           (2,130,799)         (1,171,670)
Other partners' equity                                                                345,116           1,692,756
                                                                             ----------------    ----------------
   Total Partners' Equity (Deficiency)                                             (1,785,683)            521,086
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity (Deficiency)                       $     40,350,157    $     51,211,817
                                                                             ================    ================

Summarized Statements of Operations -
for the years ended December 31,

                                                                                   2007                  2006
                                                                             ----------------        ------------

Rental and other income                                                      $     11,366,445    $     15,269,576
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        6,854,320           9,900,968
   Interest                                                                         2,775,350           3,993,333
   Depreciation and amortization                                                    2,808,763           3,813,233
                                                                             ----------------    ----------------
     Total Expenses                                                                12,438,433          17,707,534
                                                                             ----------------    ----------------

Net Loss                                                                     $     (1,071,988)   $     (2,437,958)
                                                                             ================    ================

Partnership's share of Net Loss                                              $     (1,044,887)   $     (2,385,141)
                                                                             ================    ================
Other partners' share of Net Loss                                            $        (27,101)   $        (52,817)
                                                                             ================    ================

For the years ended March 31, 2008 and 2007, the Partnership has not recognized $947,169 and $1,996,899, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($2,130,799) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $6,089,870 primarily due to: (i) cumulative unrecognized losses as described above; (ii) advances to Local Limited Partnerships that the Partnership included in investments in Local Limited Partnerships; and (iii) differences in the accounting treatment of miscellaneous items.

For the year end March 31, 2008, one of the Local Limited Partnerships with a carrying value of zero was considered to have operating issues significant enough to warrant audit reports that raised substantial doubt about the Local Limited Partnership's ability to continue as a going concern. However, the Partnership believes Local General Partner obligations and adequate reserve levels will likely mitigate substantial risk to the Partnership.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P IV
                        (A Limited Partnership)

                 NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

The Partnership received proceeds of $20,000 from the sale of one Local Limited Partnership during the year ended March 31, 2008. The Partnership also received additional proceeds of $159,771 during the year end March 31, 2008 related to the sale of two Local Limited Partnerships during the previous year. In addition, the Partnership recorded sale proceeds receivable of $7,146 related to the prior year sale of one of these Local Limited Partnerships.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2008 and 2007 were $78,453 and $100,952, respectively. During the years ended March 31, 2008 and 2007, Asset Management Fees of $82,372 and $107,148, respectively, were paid out of available cash flow. As of March 31, 2008, $16,674 is payable to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the actual cost of the Partnership's operating expenses, which includes a reimbursement for salaries and benefits. As of March 31, 2008, $738,396 is reimbursable to the affiliate.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2008 and 2007 is $73,951 and $77,349, respectively, which the Partnership has incurred for these expenses. During the year ended March 31, 2008 and 2007, salaries and benefits of $40,115 and $77,349, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2008, $33,836 of reimbursements to an affiliate of the Managing General Partner remains unpaid.



5.  Legal Proceedings

On November 29, 2007, the Partnership and its General Partners were sued in Superior Court for the County of Los Angeles, California by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, "Everest"). In the lawsuit, Everest seeks a declaration and injunction requiring the Partnership and its General Partners to honor votes obtained in Everest's consent solicitation seeking to remove the General Partners and replace them with an Everest affiliate in the event that Everest obtains votes of holders of a majority of outstanding Limited Partner Units of the Partnership in favor of Everest's proposal. The Partnership and its General Partners were never served with this lawsuit. On or about April 17, 2008, Everest filed a voluntary dismissal of the Complaint without prejudice.

On January 22, 2008, the Partnership and its General Partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell"). In the lawsuit, McDowell alleges that the Partnership and its General Partners violated the Partnership's Partnership Agreement and/or breached fiduciary duties by, among other things: (i) allegedly selling substantially all of the assets of the Partnership without a vote of the Limited Partners; (ii) allegedly selling Partnership assets to persons formerly affiliated with the Partnership or its General Partners; and (iii) allegedly increasing the cash reserves owned by the Partnership to benefit affiliates of the Partnership or its General Partners. In connection with the lawsuit, McDowell also seeks to enjoin the sale of Leawood Manor Apartments, which is real estate property owned by one of the Local Limited Partnerships of which the Partnership owns the majority of limited partnership interests. The Partnership and its General Partners deny these allegations and intend to vigorously defend against them. The Partnership and its General Partners have filed a motion to dismiss, which is currently pending with the Kansas court. The Local Limited Partnership that owns Leawood Manor Apartments and its general partner also were named in the lawsuit and will similarly defend their position. Those Local Limited Partnership entities filed a motion that asked the court to dismiss the case on various grounds, and also that the court declares that McDowell did not have an ownership interest in Leawood Manor Apartments. While the court declined to dismiss the lawsuit as to the Local Limited Partnership and its general partner, the court stated on the record that McDowell "[does not] have any interest in the property," and further that the court would work to "enable the sale" of Leawood Manor Apartments.

On January 29, 2008, the Partnership and its General Partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts alleging, among other things, that McDowell has damaged the Partnership by intentionally and unlawfully interfering with efforts of the Local Limited Partnership that owns Leawood Manor Apartments to sell that real estate. McDowell has filed a motion to dismiss, asking the Massachusetts court to dismiss the case because Massachusetts is allegedly not a convenient forum to hear the matter. The Partnership and its General Partners filed an opposition to McDowell's motion to dismiss, and the motion remains pending with the court at this time.

On April 22, 2008, the Partnership and its General Partners filed suit against the following defendants: Everest Housing Investors 2, L.P.; Everest Management LLC; Everest Properties, Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings, LLC; Park G.P., Inc., Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; W. Robert Kohorst; Danford M. Baker; Monte G. McDowell; Kevan D. Acord (collectively, the "Johnson/Everest Group"), in the Superior Court for Suffolk County, Massachusetts. The Complaint asserts claims against the Johnson/Everest Group for breach of the Partnership Agreement, breach of fiduciary duty, conspiracy and tortuous interference with advantageous business relationships and for their concerted efforts to: (i) improperly gain control of the Partnership and/or certain real estate assets in which the Partnership is invested; (ii) block arms-length transactions with third parties for the sale of real estate assets in which the Partnership is invested; and (iii) gain non-public information for use in trading limited partner units at below-market prices. The Johnson/Everest Group defendants have not yet responded to the Complaint.



6.   Federal Income Taxes

   The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2008 and 2007 to the net income
(loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2007 and 2006:

                                                                                    2008                    2007
                                                                               --------------          -------------

Net Income (Loss)  per financial statements                                    $   (2,939,328)      $   12,558,438

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                   58,799              911,625

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (947,169)          (1,996,899)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                       559,767             (154,658)

Amortization for financial reporting purposes in excess of
   amortization for tax purposes                                                        2,757               27,336

Provision for valuation allowance on advances to Local
   Limited Partnerships not deductible for tax purposes                                22,093                    -

Recovery of provision for valuation allowance on advances to Local
   Limited Partnerships, net of provision, not reportable for tax purposes                  -             (118,248)

Impairment on investments in Local Limited
   Partnerships not deductible for tax purposes                                     2,406,000              250,000


                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P IV
                             (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)



6. Federal Income Taxes (continued)

                                                                                    2008                  2007
                                                                               --------------        ------------

Gain on sale of investments in Local Limited Partnerships recognized for tax purposes in excess of gain recognized
   for financial reporting purposes                                                   123,606            4,752,231

Cash distributions included in net loss for financial reporting purposes                    -              (35,000)
                                                                               --------------       --------------

Net Income (Loss) per tax return                                               $     (713,475)      $   16,194,825
                                                                               ==============       ==============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2008 and December 31, 2007, respectively, are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $      691,419     $   (2,085,598)     $    2,770,017
                                                            ==============     ==============      ==============
Other assets                                                $    2,711,538     $   11,134,567      $   (8,423,029)
                                                            ==============     ==============      ==============
Liabilities                                                 $    1,053,044     $      446,050      $      606,994
                                                            ==============     ==============      ==============

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $10,173,000 greater than for financial reporting purposes, including approximately $7,288,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the Partnership has provided an impairment allowance of approximately $6,637,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $766,000 of amortization has been deducted for financial reporting purposes only; and (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes and charged to Limited Partners' equity for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of March 31, 2008 or 2007 or net losses for the years ended either March 31, 2008 or 2007. The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2007 and 2006:


Sencit Towne House, L.P.                                                             2007                     2006
------------------------                                                        ---------------            ---- --------
Total Assets                                                                    $     6,902,166           $   7,115,676
Total Liabilities                                                               $     2,956,239           $   3,283,732
Revenue                                                                         $     2,054,518           $   1,979,188
Net Income                                                                      $       113,983           $      68,618


The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.