Form 10-Q
period 2008-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2008-08-14
CIK 845035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                June 30, 2008
                                       ------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------------------------------

                         Commission file number 0-19765

                Boston Financial Qualified Housing Tax Credits L.P. IV
----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                 Massachusetts                     04-3044617
       ------------------------- -              ----------- --------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

        101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------------  -- -------------------
       (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                   -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes _X__  No____ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                    Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check
if a smaller reporting company)                Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes____ No_X__

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2008                                                 1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2008 and 2007                                                     2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Three Months Ended June 30, 2008                                  3

         Statements of Cash Flows (Unaudited) - For the
           Three Months Ended June 30, 2008 and 2007                                               4

         Notes to the Financial Statements (Unaudited)                                             5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               15

Item 4.  Controls and Procedures                                                                  15

PART II - OTHER INFORMATION

Items 1-6                                                                                         16

SIGNATURE                                                                                         17

CERTIFICATIONS                                                                                    18


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                                  BALANCE SHEET
                                  June 30, 2008
                                   (Unaudited)






         Assets

Cash and cash equivalents                                                                         $     1,772,810
Investments in Local Limited Partnerships (Note 1)                                                        605,780
                                                                                                  ---------------
   Total Assets                                                                                   $     2,378,590
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       202,742
Accrued expenses                                                                                          170,908
                                                                                                  ---------------
   Total Liabilities                                                                                      373,650

General, Initial and Investor Limited Partners' Equity                                                  2,004,940
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     2,378,590
                                                                                                  ===============


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)



                                                                                 2008                     2007
                                                                           ----------------         ----------------
Revenue:
   Investment                                                              $          9,356        $         18,376
                                                                           -----------------       ----------------

Expense:
   Asset management fees, affiliate                                                  16,674                  20,593
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 1)                                                    9,729                  13,291
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 1)                                                   28,000                       -
   General and administrative (includes reimbursements to
     an affiliate in the amount of  $14,205 and  $21,430 in 2008
     and 2007, respectively)                                                        289,139                  71,225
   Amortization                                                                         689                   6,834
                                                                           ----------------        ----------------
     Total Expense                                                                  344,231                 111,943
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                   (334,875)                (93,567)

Equity in losses of Local Limited Partnerships (Note 1)                             (10,098)                (97,060)

Gain on sale of investments in Local Limited Partnerships                                 -                  75,000
                                                                           ----------------        ----------------

Net Loss                                                                   $       (344,973)       $       (115,627)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $         (3,450)       $         (1,154)
   Limited Partners                                                                (341,523)               (114,473)
                                                                           ----------------        ----------------
                                                                           $       (344,973)       $       (115,627)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (68,043 Units)                                                          $         (5.02)        $         (1.68)
                                                                           ===============         ===============


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2008
                                   (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited           Limited
                                                  Partners           Partner           Partners             Total

Balance at March 31, 2008                      $      23,496     $        5,000     $    2,321,417     $    2,349,913

Net Loss                                              (3,450)                 -           (341,523)          (344,973)
                                               -------------     --------------     --------------     --------------

Balance at June 30, 2008                       $      20,046     $        5,000     $    1,979,894     $    2,004,940
                                               =============     ==============     ==============     ==============


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)




                                                                              2008                   2007
                                                                          -------------         ---------------

Net cash used for operating activities                                    $    (975,851)         $     (46,958)

Net cash provided by investing activities                                        44,269                652,260
                                                                          -------------          -------------

Net increase (decrease) in cash and cash equivalents                           (931,582)               605,302

Cash and cash equivalents, beginning                                          2,704,392             15,869,238
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $   1,772,810          $  16,474,540
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2008. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnerships at June
30, 2008:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                           $    22,821,512

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,518,762)                                                                   (14,122,790)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,656,073)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,042,649

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,004,230

   Cumulative amortization of acquisition fees and expenses                                                (766,424)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,280,455

Valuation allowance on investments in Local Limited Partnerships                                         (6,674,675)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $       605,780
                                                                                                    ===============

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the three months ended June 30, 2008, the Partnership advanced $9,729 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2008 is $241,024. For the three months ended June 30, 2008, the Partnership has not recognized $230,926 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

2.   New Accounting Principle

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Partnership's financial position, operations or cash flow. This standard requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

     Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date.
     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
     Level 3 - Unobservable inputs reflect the Partnership's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Partnership develops these inputs based on the best information available, including the Partnership's own data.

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $1,772,810.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3    Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of June 30, 2008 or 2007 or net losses for the three months ended either June 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2008 and 2007:

Leawood Associates, L.P. A Limited Partnership                                       2008                      2007
----------------------------------------------                                  ---------------           --------------
Revenue                                                                         $       533,600         $       516,463
Net Loss                                                                        $       (41,000)        $       (71,093)

Allentown Towne House, L.P.
Revenue                                                                         $       366,600         $       354,325
Net Loss                                                                        $       (11,700)        $       (23,585)

Prince Street Towers, L.P. A Limited Partnership
Revenue                                                                         $       463,500         $       456,959
Net Loss                                                                        $       (26,900)        $       (27,698)

Sencit Towne House, L.P.
Revenue                                                                         $       513,600         $       497,797
Net Income                                                                      $        28,400         $        17,155


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($605,780 at June 30, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits and residual receipts at disposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of $1,772,810 as compared to $2,704,392 at March 31, 2008. The decrease is mainly attributable to cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2008, $1,772,810 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,014,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $304,000 also have been used to make additional capital contributions to one Local Limited Partnership. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2008, the Partnership has advanced approximately $1,486,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,855,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2008.

Results of Operations

The Partnership's results of operations for three months ended June 30, 2008 resulted in a net loss of $344,973 as compared to a net loss of $115,627 for the same period in 2007. The increase in net loss is primarily attributable to an increase in general and administrative expenses, a decrease in gain on sale of investments in Local Limited Partnerships and an increase in provision for valuation allowance on investments in Local Limited Partnerships, partially offset by a decrease in equity in losses of Local Limited Partnerships. General and administrative expenses increased due to an increase in legal expenses, associated with litigation in which the Partnership was involved. The decrease in gain on sale of investments in Local Limited Partnerships is due to sale proceeds received from one Local Limited Partnership during 2007. Provision for valuation allowance on investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero.

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

As of June 30, 2008, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In October 2007, the Partnership distributed $15,392,688, or $226.22 per Unit, to Limited Partners. The Partnership was able to make this distribution primarily as a result of the disposition of twenty-nine of the Partnership's thirty-seven properties or Limited Partnership interests in these properties, most notably the sale of Mayfair Mansions, located in Washington, DC.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the seven remaining Properties in which the Partnership has an interest all expired before December 31, 2007. The Partnership did not dispose of any Local Limited Partnership interest during the three months ended June 30, 2008.

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

On November 29, 2007, the Partnership and its General Partners were sued in Superior Court for the County of Los Angeles, California (the "1st California Lawsuit") by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, "Everest"). In the lawsuit, Everest sought a declaration and injunction requiring the Partnership and its General Partners to honor votes obtained in Everest's consent solicitation seeking to remove the General Partners and replace them with an Everest affiliate in the event that Everest obtains votes of holders of a majority of outstanding Limited Partner Units of the Partnership in favor of Everest's proposal. The Partnership and its General Partners were never served with a copy of the Complaint in this lawsuit. On or about April 17, 2008, Everest filed a voluntary dismissal of the Complaint in the 1st California Lawsuit without prejudice.

On or about, May 6, 2008, the same Everest parties referenced above in the 1st California Lawsuit filed a nearly identical Complaint against the Partnership and its General Partners in the same Superior Court for the County of Los Angeles, California (the "2nd California Action"). In the 2nd California Action, Everest once again seeks a declaration and injunction from the Court that would order that the Partnership and its General Partners honor votes obtained in Everest's consent solicitation. The Partnership's Managing General Partner, Arch Street VIII, Inc., was

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

served with a copy of the Complaint from the 2nd California Action on May 12, 2008. The Partnership and its General Partners deny the allegations in the 2nd California Action and intend to vigorously defend the lawsuit. On July 3, 2008, the Partnership and its General Partners filed a Demurrer with the Court seeking dismissal of the 2nd California Action on the basis that the allegations fail to state facts sufficient to state a cause of action.

On January 22, 2008, the Partnership and its General Partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell"). In the lawsuit, McDowell alleges that the Partnership and its General Partners violated the Partnership's Partnership Agreement and/or breached fiduciary duties by, among other things: (i) allegedly selling substantially all of the assets of the Partnership without a vote of the Limited Partners; (ii) allegedly selling Partnership assets to persons formerly affiliated with the Partnership or its General Partners; and (iii) allegedly increasing the cash reserves owned by the Partnership to benefit affiliates of the Partnership or its General Partners. In connection with the lawsuit, McDowell also seeks to enjoin the sale of Leawood Manor Apartments, which is Property owned by one of the Local Limited Partnerships of which the Partnership owns the majority of limited partnership interests. The Partnership and its General Partners deny these allegations and intend to vigorously defend against them. The Local Limited Partnership that owns Leawood Manor Apartments and its general partner also were named in the lawsuit and will similarly defend their position. The Partnership and its General Partners filed a motion to dismiss, which was subsequently heard by the Court on June 16, 2008. At that hearing, the Court orally granted the Motion to Dismiss on behalf of all of the Defendants on the grounds of forum non conveniens, and the Court stated that it was dismissing the case without prejudice. The Court ordered the parties to submit an appropriate written order reflecting the Court's decision, and the parties are in the process of negotiating the form of this order. On July 3, 2008, McDowell filed a Notice of Appeal, indicating its intent to appeal the Court's decision to dismiss the case.

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

On April 22, 2008, the Partnership and its General Partners filed suit against the following defendants: Everest Housing Investors 2, L.P.; Everest Management LLC; Everest Properties, Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings, LLC; Park G.P., Inc., Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; W. Robert Kohorst; Danford M. Baker; Monte G. McDowell; Kevan D. Acord (collectively, the "Johnson/Everest Group"), in the Superior Court for Suffolk County, Massachusetts. The Complaint asserts claims against the Johnson/Everest Group for breach of the Partnership Agreement, breach of fiduciary duty, conspiracy and tortuous interference with advantageous business relationships and for their concerted efforts to improperly gain control of the Partnership and/or certain real estate assets in which the Partnership is invested, block arms-length transactions with third parties for the sale of real estate assets in which the Partnership is invested and gain non-public information for use in trading Limited Partner Units at below-market prices. On June 20, 2008, McDowell Investments, L.P. MGM Holdings, LLC, Bond Purchase, L.L.C., Anise L.L.C., Paco Development, L.L.C., Maxus Realty Trust, Inc., David L. Johnson, Monte G. McDowell, and Kevan D. Acord filed an answer to the complaint. On June 20, 2008, Everest Housing Investors 2, L.P., Everest Management LLC, Everest Properties, Inc., Everest Properties, LLC, W. Robert Kohorst, and Danford M. Baker filed motions to dismiss the complaint on various grounds. The parties have agreed that the Partnership and its General Partners shall have until July 31, 2008 to respond to the Motions to Dismiss.

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

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of March 31, 2008. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Partnership's interest in the Local Limited Partnership that owns Mayfair Mansions, located in Washington, DC, was terminated upon the July 2006 sale of the Property to an unaffiliated entity. The Partnership received net sales proceeds in 2006 of $12,794,835, or $188.04 per Unit, resulting in taxable income of $17,236,598, or $253.32 per Unit. The Managing General Partner believed that the Partnership had a claim of up to an additional $1,500,000 of sale proceeds under the terms of the partnership agreement and investment documents for this Local Limited Partnership. The Local General Partners disputed that at least a portion of this amount was due.

On behalf of the Partnership, the Managing General Partner retained counsel and filed suit in the Superior Court of the District of Columbia (Civil Action No. 0006755-06) seeking a declaratory judgment and damages. The Local General Partners filed counter-claims and disputed the Partnership's claims. On January 10, 2007, representatives of the Managing General Partner and the Local General Partners reached a settlement during court-ordered mediation with regard to all of the above referenced legal claims. All pending legal matters were subsequently dismissed with prejudice. The settlement required an additional distribution in the amount of $1,096,441, or $16.11 per Unit, that was received by the Partnership in October 2007. As previously reported, the Managing General Partner estimated the additional distribution would result in 2007 taxable income equal to the settlement distribution. Actual 2007 taxable income of $46,441, or $0.68 per Unit, was incurred by the Partnership. This amount was significantly lower than estimated because the Partnership included, as part of the total 2006 gain of $17,236,598, or $253.32 per Unit, an estimated amount of $1,050,000, or $15.43 per Unit, from the settlement proceeds. The Partnership distributed a majority of the initial net sales proceeds in October 2007. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the remaining sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. In March 2008, the Partnership received an additional distribution of approximately $14,000, or $0.21 per Unit. In accordance with the terms of the Partnership agreement, the Managing General Partner retained these funds in Reserves. This distribution will result in 2008 taxable income of approximately $14,000, or $0.21 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the termination of the Partnership's interest in the Local Limited Partnership that owned Oakview Square, located in Chesterfield, Michigan, upon the sale of the Property. The sale of this Property, which resulted in net proceeds during the year ended March 31, 2007 to the Partnership of $100,000, or $1.47 per Unit, occurred on February 28, 2007, effectively terminating the Partnership's interest in this Local Limited Partnership. In October 2007, the Partnership received additional proceeds of $74,426, or $1.09 per Unit, upon a reconciliation of tax and utility payments. This sale resulted in a 2007 taxable loss of $59,158, or $0.87 per Unit. In April 2008, the Partnership received final sale proceeds of $7,146, or $0.11 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

In addition, the Local General Partner received notification that the IRS was expanding its claims to recapturing $502,472 of Tax Credits taken in 1990, 1991 and 1992, plus accrued interest of approximately $800,000, or approximately $20 per Unit. Based on advice of tax counsel, the Managing General Partner determined to challenge the IRS's findings with respect to this $502,472 of recapture, and a trial was held on this issue in November 2005. In May 2006, the Tax Court ruled against the Partnership. Upon advice of counsel, this decision was not appealed by the Managing General Partner.

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

The Managing General Partner began marketing Bentley Court II in May 2008, and has received several bids that could result in a range of net sales proceeds to the Partnership of approximately $3,500,000 to $4,200,000, or $49 to $62 per Unit, respectively. The Managing General Partner currently anticipates an October 2008 sale. This transaction, based on the range of net sales proceeds above, is expected to result in taxable income of approximately $6,850,000 to $7,450,000, or $101 to $109 per Unit, respectively.

As previously reported, for the three month period ending December 31, 2007, occupancy at 46th and Vincennes, located in Chicago, Illinois, improved to 87%, and working capital levels improved due to advances from the Local General Partner but still remained far below the Managing General Partner's benchmark. Debt service coverage also remained well below appropriate levels throughout the same time period, primarily due to an increase in maintenance expenses incurred to prepare vacant units for occupancy. An increase in real estate taxes also contributed to the poor debt service coverage. There have been no material changes to these categories for the three month period ending March 31, 2008. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition and noted slight improvement in overall appearance of the Property but not enough to earn an acceptable rating. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed their concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a market valuation, which confirmed that the Property's value is less than its outstanding debt, the Managing General Partner will assign the Partnership's interest to the Local General Partner upon receipt of official documentation from HUD approving the Transfer of Physical Assets application. The Managing General Partner currently believes a mid to late 2008 disposition is likely. The Managing General Partner does not expect this disposition to result in any proceeds to the Partnership and currently projects taxable income of approximately $900,000, or $13.23 per Unit. The Property's Compliance Period ended on December 31, 2005.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of June 30, 2008. Based on this assessment, management concluded that, as of June 30, 2008, the Partnership's internal control over financial reporting was effective.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2008.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2008              BOSTON FINANCIAL QUALIFIED HOUSING
                                    TAX CREDITS L.P. IV

                                    By:  Arch Street VIII, Inc.,
                                         its Managing General Partner



                                     /s/Greg Judge
                                      ______________
                                        Greg Judge
                                        President
                                        Arch Street VIII, Inc.