Form 10-Q
period 2008-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2008-11-14
CIK 845035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2008
                           ------------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                               -------  -----------------------------

                         Commission file number 0-19765

              Boston Financial Qualified Housing Tax Credits L.P. IV
---------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



       Massachusetts                                   04-3044617
      ----------------                             --------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)


        101 Arch Street, Boston, Massachusetts                  02110-1106
-----------------------------------------------------      -----------------
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                    --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No
                                     -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                     Accelerated Filer  ___
Non-accelerated filer   ___ (Do not check if a
smaller reporting company)                      Smaller reporting company  X
                                                                          -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes No X .
                                         -----

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2008                                            1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2008 and 2007                                                2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Six Months Ended September 30, 2008                               3

         Statements of Cash Flows (Unaudited) - For the
           Six Months Ended September 30, 2008 and 2007                                            4

         Notes to the Financial Statements (Unaudited)                                             5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               16

Item 4.  Controls and Procedures                                                                  16

PART II - OTHER INFORMATION

Items 1-6                                                                                         17

SIGNATURE                                                                                         18

CERTIFICATIONS                                                                                    19


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)



                                  BALANCE SHEET
                               September 30, 2008
                                   (Unaudited)






Assets

Cash and cash equivalents                                                                         $     1,369,618
Investments in Local Limited Partnerships (Note 1)                                                        594,039
                                                                                                  ---------------
   Total Assets                                                                                   $     1,963,657
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       156,638
Accrued expenses                                                                                          115,841
                                                                                                  ---------------
   Total Liabilities                                                                                      272,479

General, Initial and Investor Limited Partners' Equity                                                  1,691,178
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     1,963,657
                                                                                                  ===============




  The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                            STATEMENTS OF OPERATIONS
        For the Three and Six Months Ended September 30, 2008 and 2007
                           (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                      September 30,         September 30,       September 30,      September 30,
                                                         2008                   2007                2008               2007
                                                   ----------------      ----------------     ----------------      --------------
Revenue
   Investment                                      $          6,855      $        578,940     $         16,211       $       597,316
                                                   ----------------      ----------------     ----------------       ---------------

Expenses:
  Asset management fees, affiliate                           16,674                20,593               33,348                41,186
  Provision for valuation allowance on
     advances to Local Limited Partnerships
     (Note 1)                                                24,909                   713               34,638                14,004
  Provision for valuation allowance on
     investments in Local Limited
     Partnerships (Note 1)                                        -                     -               28,000                     -
  General and administrative
     (includes reimbursement to affiliate
     in the amounts of $30,486 and
     $40,115 for the six months ended
     September 30, 2008 and 2007,
     respectively)                                          192,293                74,230              481,432               145,455
  Amortization                                                  611                 6,833                1,300                13,667
                                                   ----------------      ----------------     ----------------       ---------------
     Total Expense                                          234,487               102,369              578,718               214,312
                                                   ----------------      ----------------     ----------------       ---------------

Income (Loss) before equity in income (losses)
of Local Limited Partnerships and gain on sale
of investment in Local Limited Partnerships                (227,632)              476,571             (562,507)              383,004

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                    (86,130)              113,982              (96,228)               16,922

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                                  -                24,426                    -                99,426
                                                   ----------------      ----------------     ----------------       ---------------

Net Income (Loss)                                  $       (313,762)     $        614,979     $       (658,735)      $       499,352
                                                   ================      ================     ================       ===============

Net Income (Loss) allocated:
   General Partners                                $         (3,137)     $          6,148     $         (6,587)      $         4,994
   Limited Partners                                        (310,625)              608,831             (652,148)              494,358
                                                   ----------------      ----------------     ----------------       ---------------
                                                   $       (313,762)     $        614,979     $       (658,735)      $       499,352
                                                   ================      ================     ================       ===============

Net Income (Loss) Per Limited Partner
   Unit (68,043) Units                             $          (4.56)     $           8.95     $         (9.58)       $          7.27
                                                   ================      ================     ===============        ===============

    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
               For the Six Months Ended September 30, 2008
                            (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners            Partner           Partners             Total

Balance at March 31, 2008                      $      23,496      $       5,000      $   2,321,417     $    2,349,913

Net Loss                                              (6,587)                 -           (652,148)          (658,735)
                                               -------------     --------------      -------------      -------------

Balance at September 30, 2008                  $      16,909      $       5,000      $   1,669,269      $   1,691,178
                                               =============      =============      =============      =============


   The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)




                                                                              2008                   2007
                                                                          -------------         --------------

Net cash provided by (used for) operating activities                      $  (1,279,134)        $      513,153

Net cash provided by (used for) investing activities                            (55,640)               697,498
                                                                          -------------          -------------

Net increase (decrease) in cash and cash equivalents                         (1,334,774)             1,210,651

Cash and cash equivalents, beginning                                          2,704,392             15,869,238
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $   1,369,618          $  17,079,889
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2008 and 2007.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partner' capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, with the exception of Leawood Manor which is 89% and Bentley Court II which is 99.99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2008:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    22,921,421

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,489,611)                                                                   (14,208,920)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,656,073)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              6,056,428

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,004,230

   Cumulative amortization of acquisition fees and expenses                                                (767,035)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,293,623

Valuation allowance on investments in Local Limited Partnerships                                         (6,699,584)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $       594,039
                                                                                                    ===============


                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                           (A Limited Partnership)

                   NOTES TO THE FINANCIAL STATEMENTS (continued)
                             (Unaudited)

1. Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 2008, the Partnership advanced $34,638 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2008 is $298,003. For the six months ended September 30, 2008, the Partnership has not recognized $234,448 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships. Previously unrecognized losses of $32,673 were included in losses recognized in the six months ended September 30, 2008.

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2008 include cash equivalents of $1,369,618.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                           (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS (continued)
                               (Unaudited)


3    Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of September 30, 2008 or 2007 or net losses for the three months ended either September 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2008 and 2007:

                                                                                     2008                      2007
                                                                                ---------------           ------------

Sencit Towne House, L.P.
Revenue                                                                         $       513,600         $       497,564
Net Income                                                                      $        28,600         $        54,305

Bentley Court II, Limited Partnership
Revenue                                                                         $       493,224         $       492,493
Net Income                                                                      $        48,369         $        38,268


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($594,039 at September 30, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                      (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of $1,369,618 as compared to $2,704,392 at March 31, 2008. The decrease is mainly attributable to cash used for operating activities and the purchase of SLP interest in one Local Limited Partnerships, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner originally designated 4.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2008, $1,369,618 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,020,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $379,000 also have been used to make additional capital contributions to two Local Limited Partnerships. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2008, the Partnership has advanced approximately $1,511,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,558,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2008.

Results of Operations

Three Month Period

The Partnership's results of operations for three months ended September 30, 2008 resulted in a net loss of $313,762 as compared to a net income of $614,979 for the same period in 2007. The decrease in net income is primarily attributable to the decrease in investment revenue, an increase in equity in losses of Local Limited Partnerships and an increase in general and administrative expenses. The decrease in investment revenue is due to a decrease in the average balance of funds held for investment and a reimbursement of interest during the prior year. The increase in equity in losses of Local Limited Partnerships is primarily due to the Partnership recognizing previously unrecognized losses relating to Local Limited Partnerships where cumulative equity in losses have exceeded its total investment. General and administrative expenses increased due to an increase in legal expenses, associated with litigation in which the Partnership is involved.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                      (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Partnership's results of operations for six months ended September 30, 2008 resulted in a net loss of $658,735 as compared to a net income of $499,352 for the same period in 2007. The decrease in net income is primarily attributable to the decrease in investment revenue, an increase in general and administrative expenses, an increase in equity in losses of Local Limited Partnerships and a decrease in gain on sale of investments in Local Limited Partnerships. The decrease in investment revenue is due to a decrease in the average balance of funds held for investment and a reimbursement of interest during the prior year. General and administrative expenses increased due to an increase in legal expenses, associated with litigation in which the Partnership was involved. The increase in equity in losses of Local Limited Partnerships is primarily due to the Partnership recognizing previously unrecognized losses relating to Local Limited Partnerships where cumulative equity in losses have exceeded its total investment. The decrease in gain on sale of investments in Local Limited Partnerships is due to the liquidation of investment in one Local Limited Partnership during 2007.

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

As of September 30, 2008, the Partnership's investment portfolio consisted of limited partnership interests in seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits one of which, Bentley Court, was sold on October 10, 2008. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In October 2007, the Partnership distributed $15,392,688, or $226.22 per Unit, to Limited Partners. The Partnership was able to make this distribution primarily as a result of the disposition of twenty-nine of the Partnership's thirty-seven properties or Limited Partnership interests in these properties, most notably the sale of Mayfair Mansions, located in Washington, DC.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the remaining Properties in which the Partnership has an interest as of September 30, 2008, all expired before December 31, 2007. The Partnership did not dispose of any Local Limited Partnership interest during the six months ended September 30, 2008.

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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                         (A Limited Partnership)

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On November 29, 2007, the Partnership and its General Partners were sued in Superior Court for the County of Los Angeles, California (the "1st California Lawsuit") by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, "Everest"). In this lawsuit, Everest sought a declaration and injunction from the Court that would order the Partnership and its General Partners to honor votes obtained in Everest's consent solicitation, in the event that Everest obtained the votes of holders of a majority of outstanding Limited Partner Units of the Partnership in favor of Everest's proposal in the solicitation. The proposal in Everest's consent solicitation asks for Limited Partner consent to remove the General Partners and replace them with an Everest affiliate. The Partnership and its General Partners were never served with a copy of the Complaint in this lawsuit. On or about April 17, 2008, Everest filed a voluntary dismissal of the Complaint in the 1st California Lawsuit without prejudice.

On or about, May 6, 2008, the same Everest parties referenced above in the 1st California Lawsuit filed a nearly identical Complaint against the Partnership and its General Partners in the same Superior Court for the County of Los Angeles, California (the "2nd California Lawsuit"). In the 2nd California Lawsuit, Everest once again seeks a declaration and injunction from the Court that would order that the Partnership and its General Partners honor votes obtained in Everest's consent solicitation. The Partnership's General Partner, Arch Street VIII, Inc., was served with a copy of the complaint from the 2nd California Lawsuit on May 12, 2008. The Partnership and its General Partners have agreed with Everest that the Partnership and its General Partners shall have until July 3, 2008 to answer or otherwise respond to the complaint in the 2nd California Lawsuit. The Partnership and its General Partners deny the allegations in the 2nd California Lawsuit and intend to vigorously defend the lawsuit. On or about July 3, 2008, the Partnership and its General Partners filed a demurrer to the 2nd California Lawsuit. Instead of responding to the Demurrer, on or about July 29, 2008, the Everest Parties served a "First Amended Complaint for Breach of Contract, Declaratory Relief and Injunctive Relief," and filed that Amended Complaint with the Court on August 4, 2008. On August 29, 2008, the Partnership and its General Partners filed a Demurrer to the Amended Complaint and Alternative Motion to Stay Pending Outcome of Sister State Action (the Massachusetts complaint described below). Based on a stipulation of the parties, the Everest Parties have until October 30, 2008 to file and serve an opposition to the Demurrer. A case management conference and hearing on the Demurrer is scheduled with the California State Court for November 13, 2008.

On January 22, 2008, the Partnership and its General Partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell"). In the lawsuit, McDowell alleges that the Partnership and its General Partners violated the Partnership's Partnership Agreement and/or breached fiduciary duties by, among other things: (i) allegedly selling substantially all of the assets of the Partnership without a vote of the Limited Partners; (ii) allegedly selling Partnership assets to persons formerly affiliated with the Partnership or its General Partners; and (iii) allegedly increasing the cash reserves owned by the Partnership to benefit affiliates of the Partnership or its General Partners. At a hearing on June 16, 2008 in Kansas State Court, the Court orally granted a Motion to Dismiss on behalf of all defendants on the grounds of forum non conveniens, and the Court stated that it was dismissing the case without prejudice. On June 30, 2008, the Kansas State Court entered a Journal Entry of Judgment dismissing the suit without prejudice. On July 3, 2008, McDowell filed a Notice of Appeal from the Journal Entry of Judgment. McDowell's appellate brief is due to be filed with the Kansas appeals court on November 16, 2008.

On January 29, 2008, the Partnership and its General Partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts alleging, among other things, that McDowell has damaged the Partnership by intentionally and unlawfully interfering with efforts of the Local Limited Partnership that owns the Leawood Manor Apartments to sell that real estate. McDowell has filed a motion to dismiss, asking the Massachusetts court to dismiss the case because Massachusetts is allegedly not a convenient forum to hear the matter. The Partnership and its General Partners filed an opposition to McDowell's motion to dismiss. Prior to the Court adjudicating McDowell's motion to dismiss, McDowell withdrew the motion and filed an Answer and Counterclaim. The Counterclaim is substantially similar to McDowell's claims that were dismissed in Kansas, alleging that the

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                          (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Partnership and its General Partners violated the Partnership's Partnership Agreement and/or breached fiduciary duties by, among other things: (i) allegedly selling substantially all of the assets of the Partnership without a vote of the Limited Partners; (ii) allegedly selling Partnership assets to persons formerly affiliated with the Partnership or its General Partners; and (iii) allegedly increasing the cash reserves owned by the Partnership to benefit affiliates of the Partnership or its General Partners. The Partnership and its General Partners deny the allegations in the Counterclaim and intend to vigorously defend such claims. By agreement of the parties, the Partnership's and the General Partners' response to the Counterclaim is due on November 14, 2008.

On April 22, 2008, the Partnership and its General Partners filed suit against the following defendants in the Superior Court for Suffolk County,
Massachusetts: Everest Housing Investors 2, L.P.; Everest Management LLC; Everest Properties, Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings, LLC; Park G.P., Inc., Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; W. Robert Kohorst; Danford M. Baker; Monte G. McDowell; Kevan D. Acord (collectively the "Johnson/Everest Group"). The Complaint asserts claims against the Johnson/Everest Group for breach of the Partnership's Partnership Agreement, breach of fiduciary duty, conspiracy, and tortuous interference with advantageous business relationships, for their concerted efforts to improperly gain control of the Partnership and/or certain real estate assets in which the Partnership is invested, block arms-length transactions with third parties for the sale of real estate assets in which the Partnership is invested, and gain non-public information for use in trading Limited Partner Units at below-market prices.

On June 20, 2008, McDowell Investments, L.P., MGM Holdings, LLC, Bond Purchase, L.L.C., Anise L.L.C., Paco Development, L.L.C., Maxus Realty Trust, Inc., David
L. Johnson, Monte G. McDowell, and Kevan D. Acord filed an answer to the Complaint. On June 20, 2008, Everest Housing Investors 2, L.P., Everest Management LLC, Everest Properties, Inc., Everest Properties, LLC, W. Robert Kohorst, and Danford M. Baker filed motions to dismiss the complaint on various grounds. The parties have agreed by stipulation that the Partnership and its General Partners shall have until January 23, 2009 to respond to the Motions to Dismiss.

Except as noted above, the Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of June 30, 2008. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously, reported an IRS audit of the 1993 tax return for Bentley Court II Limited Partnership questioned the treatment of certain items and had findings of non-compliance in 1993. The IRS then expanded the scope of the audit to include the 1994 and 1995 tax returns. As a result, the IRS disallowed the Property's Tax Credits for each of these years (the disallowance of the 1993, 1994 and 1995 Tax Credits applies only to the Limited Partners of the Partnership that claimed Tax Credits for those years and the recapture applies to all current Limited Partners of the Partnership). On behalf of the Partnership, the Managing General Partner retained counsel to appeal the IRS's findings in order to minimize the loss of Tax Credits. This administrative appeal has been unsuccessful, and the IRS has not retracted its position of disallowing Tax Credits for 1993, 1994 and 1995, a total of $2,562,173, plus accrued interest of approximately $3,900,000, or approximately $95 per Unit. Based on advice of tax counsel, the Managing General Partner determined to concede the disallowance of Tax Credits for those three years.

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

As previously reported, the Managing General Partner began marketing Bentley Court II in May 2008, and had received several bids that could have resulted in a range of net sales proceeds to the Partnership of approximately $3,500,000 to $4,200,000, or $49 to $62 per Unit, respectively. In October 2008, Bentley Court II was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned and operated this Property. The Partnership received $2,680,719, or $28.80 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. This disposition is expected to result in 2008 taxable income of approximately $5,900,000, or $86.71 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                          (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

In processing these transactions, the Managing General Partner acted out of necessity, due to the impending expiration of the Partnership's ability to transfer its interest in the above-mentioned Local Limited Partnerships without the Local General Partner's consent. As previously disclosed, these Local Limited Partnership interests were originally expected to be sold as part of a settlement agreement between the Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, , Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and certain of their affiliates on the one hand, and on the other hand, Everest Housing Investors 2, LP, certain of its affiliates, Park GP, Inc., Bond Purchase, L.L.C, Anise, L.L.C., and Paco Development, L.L.C. (together, the "Everest and Park Parties"). When the Everest and Park Parties failed to exercise their option to purchase these Local Limited Partnership interests, the above-described transfers were carried out. The Managing General Partner may now have flexibility in being able to dispose of the Partnership's interest in the Local Limited Partnerships without the Local General Partners' consent, expediting the Managing General Partner's ability to liquidate the assets of, and dissolve, the Partnership. It is possible that such Local General Partner may contest this right to free transferability. The Managing General Partner is exploring an exit strategy for these Local Limited Partnership interest.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                       (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, for the three month period ending March 31, 2008, there were no material changes to debt service, working capital and occupancy, from the three month period ending December 31, 2007, at 46th and Vincennes, located in Chicago, Illinois. As of June 30, 2008, occupancy improved to 93%, from 87% at March 31, 2008. Although property management was unable to provide operating results, a representative of the Managing General Partner estimates operating performance to be significantly below breakeven and working capital well below an acceptable benchmark for the six month period ending June 30, 2008. A representative of the Managing General Partner visited the Property in December 2007 to reassess the management agent and physical condition and noted slight improvement in overall appearance of the Property but not enough to earn an acceptable rating. Although advances from the Local General Partner have enabled the Property to remain current on its loan obligations, the Managing General Partner believes that the Local General Partner and its affiliated management company are not adequately performing their responsibilities with respect to the Property. The Managing General Partner has expressed their concerns to the Local General Partner and will continue to closely monitor the Property's operations. Based on the results of a market valuation, which confirmed that the Property's value is less than its outstanding debt, the Managing General Partner will assign the Partnership's interest to the Local General Partner upon receipt of official documentation from HUD approving the Transfer of Physical Assets application. The Managing General Partner currently estimates a late 2008 disposition that should not result in any sale proceeds to the Partnership. The Property's Compliance Period ended on December 31, 2005.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                      (A Limited Partnership)

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of September 30, 2008. Based on this assessment, management concluded that, as of September 30, 2008, the Partnership's internal control over financial reporting was effective.

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

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2008.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2008          BOSTON FINANCIAL QUALIFIED HOUSING
                                  TAX CREDITS L.P. IV

                              By:  Arch Street VIII, Inc.,
                                   its Managing General Partner



                                 /s/Greg Judge
                                   -------------
                                   Greg Judge
                                   President
                                   Arch Street VIII, Inc.