Form 10-Q
period 2008-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2009-02-17
CIK 845035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2008
                           -------------------------------------------

                                           OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------        -----------

                    Commission file number 0-19765

        Boston Financial Qualified Housing Tax Credits L.P. IV
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Massachusetts                                       04-3044617
-------------------------------------                     -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)


        101 Arch Street, Boston, Massachusetts              02110-1106
-----------------------------------------------------  -------------------
       (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X    No .
                                     ____  _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                      Accelerated Filer  ___
Non-accelerated filer   ___ (Do not check if a   Smaller reporting company  X
smaller reporting company)                                               _____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                           Yes           No X .
                              _____      ______

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                               Page No.
------------------------------                                                               --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - December 31, 2008                                             1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2008 and 2007                                                 2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Nine Months Ended December 31, 2008                               3

         Statements of Cash Flows (Unaudited) - For the
           Nine Months Ended December 31, 2008 and 2007                                            4

         Notes to the Financial Statements (Unaudited)                                             5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               16

Item 4.  Controls and Procedures                                                                  16

PART II - OTHER INFORMATION

Items 1-6                                                                                         17

SIGNATURE                                                                                         18

CERTIFICATIONS                                                                                    19


                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                            (A Limited Partnership)



                               BALANCE SHEET
                             December 31, 2008
                               (Unaudited)




Assets
______
Cash and cash equivalents                                                                      $     3,863,618
Investments in Local Limited Partnerships (Note 1)                                                     704,756
Due from affiliate(s)                                                                                   56,056
                                                                                       ------------------------

     Total Assets                                                                              $     4,624,430
                                                                                       ========================



Liabilities and Partners' Equity
________________________________
Due to affiliate(s)                                                                             $       51,466
Accrued expenses                                                                                        89,667
                                                                                       ------------------------

     Total Liabilities                                                                                 141,133
                                                                                       ------------------------



General, Initial and Investor Limited Partners' Equity                                               4,483,297
                                                                                       ------------------------

     Total Liabilities and Partners' Equity                                                    $     4,624,430
                                                                                       ========================


   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                         (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended December 31, 2008 and 2007
                              (Unaudited)


                                                          Three Months Ended                  Nine Months Ended
                                                      December        December 31,       December          December
                                                        31,                                 31,              31,
                                                        2008              2007             2008              2007
                                                    -------------    ---------------    ------------     -------------

Revenue
     Investment                                         $ 15,077           $ 51,733        $ 31,288          $649,049
     Other                                                56,056                  -          56,056                 -
                                                    -------------    ---------------    ------------     -------------

        Total Revenue                                     71,133             51,733          87,344           649,049
                                                    -------------    ---------------    ------------     -------------


Expenses:
     Asset management fees, affiliate                     16,674             20,593          50,022            61,779
     Provision for (recovery of) valuation
     allowance on advances  to Local Limited
        Partnerships (Note 1)                           (650,938)             1,334       (616,300)            15,338
     Provision for valuation allowance on
        investments in Local Limited
        Partnerships (Note 1)                                  -            761,000          28,000           761,000
     General and administrative
        (includes reimbursement to affiliate in
        the amounts of $44,115 and $51,805 for the
        nine months ended December 31, 2008 and
        2007, respectively)                              146,696            346,776         628,128           492,231
     Amortization                                            768           (11,599)           2,068             2,068
                                                    -------------    ---------------    ------------     -------------

        Total Expenses                                 (486,800)          1,118,104          91,918         1,332,416
                                                    -------------    ---------------    ------------     -------------


Income (Loss) before equity in income (losses) of Local
Limited Partnerships and gain on sale of investments
in Local Limited Partnerships                             557,933        (1,066,371)         (4,574)         (683,367)

Equity in income (losses) of Local Limited
     Partnerships (Note 1)                                111,485           (81,570)          15,257          (64,648)

Gain on sale of investments in Local
     Limited Partnerships (Note 1)                      2,122,701             66,441       2,122,701           165,867
                                                    -------------    ---------------    ------------     -------------


Net Income (Loss)                                     $2,792,119       $(1,081,500)      $2,133,384        $(582,148)
                                                    =============    ===============    ============     =============


Net Income (Loss) allocated:
     General Partners                                   $ 27,921          $(10,815)        $ 21,334         $ (5,821)
     Limited Partners
                                                       2,764,198        (1,070,685)       2,112,050         (576,327)
                                                    -------------    ---------------    ------------     -------------

                                                      $2,792,119       $(1,081,500)      $2,133,384        $(582,148)
                                                    =============    ===============    ============     =============


Net Income (Loss) Per Limited Partner
     Unit (68,043 Units)                                $  40.62          $ (15.74)        $  31.04          $ (8.47)
                                                    =============    ===============    ============     =============





   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                               (A Limited Partnership)



                          STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        For the Nine Months Ended December 31, 2008
                                    (Unaudited)




                                                                    Initial           Investor
                                                  General           Limited            Limited
                                                 Partners           Partner           Partners            Total
                                              ---------------    --------------    ---------------    --------------

Balance at March 31, 2008                          $  23,496         $   5,000         $2,321,417        $2,349,913

Net Income                                            21,334                 -          2,112,050         2,133,384
                                              ---------------    --------------    ---------------    --------------


Balance at December 31, 2008                       $  44,830         $   5,000         $4,433,467        $4,483,297
                                              ===============    ==============    ===============    ==============


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                   For the Nine Months Ended December 31, 2008 and 2007
                                  (Unaudited)



                                                                                2008                 2007
                                                                        ----------------     ----------------


Net cash provided by (used for) operating activities                        $ (991,383)           $  449,866

Net cash provided by investing activities                                     2,150,609            2,012,031

Net cash used for financing activities                                                -         (15,548,170)
                                                                        ----------------     ----------------


Net increase (decrease) in cash and cash equivalents                          1,159,226         (13,086,273)

Cash and cash equivalents, beginning                                          2,704,392           15,869,238
                                                                        ----------------     ----------------
                                                                        -

Cash and cash equivalents, ending                                           $ 3,863,618          $ 2,782,965
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2008 and 2007.

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

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in five Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, with the exception of Leawood Manor which is 89%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Properties are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at
December 31, 2008:
Capital contributions to Local Limited Partnerships
     and purchase price paid to withdrawing partners of Local Limited Partnerships                   $   16,444,363

Cumulative equity in losses of Local Limited Partnerships
     (excluding cumulative unrecognized losses of $1,568,780)                                           (9,450,334)

Cumulative cash distributions received from Local Limited Partnerships                                  (2,636,932)
                                                                                               ---------------------


Investments in Local Limited Partnerships before adjustments                                              4,357,097

Excess investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                        1,389,419

     Cumulative amortization of acquisition fees and expenses                                             (632,360)
                                                                                               ---------------------


Investments in Local Limited Partnerships before valuation allowance                                      5,114,156

Valuation allowance on investments in Local Limited Partnerships                                        (4,409,400)
                                                                                               ---------------------


Investments in Local Limited Partnerships                                                             $     704,756
                                                                                               =====================

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                          (A Limited Partnership)



                NOTES TO THE FINANCIAL STATEMENTS (continued)
                               (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2008, the Partnership advanced $41,717 to one of the Local Limited Partnerships, all of which was reimbursed as a result of the sale. In addition, $616,300 was also reimbursed, as a result of the sale, from the Local Limited Partnership relating to advances made in the previous years. The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2008 is $447,843. For the nine months ended December 31, 2008, the Partnership has not recognized $463,100 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's interest in one of its investments in Local Limited Partnerships was sold during the nine months ended December 31, 2008, resulting in a gain on sale of $2,122,701. The Partnership's interest in another of its investments in Local Limited Partnerships was transferred during the nine months ended December 31, 2008 having no impact on the Partnership's financial position, results of operations or cash flows.

2.   New Accounting Principle

FIN48-3

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Partnership's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities chnages.
..

SFAS No. 157

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


2. New Accounting Principle (continued)

     Level 3 - Unobservable inputs reflect the Partnership's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Partnership develops these inputs based on the best information available, including the Partnership's own data.

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of $3,863,618.

3. Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of December 31, 2008 or 2007 or net losses for the three months ended either December 31, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2008 and 2007:


                                                                                  2008                     2007
                                                                          -----------------         ----------------
Prince Street Towers L.P.

Revenue                                                                         $  429,499                $  453,238
Net Income (Loss)                                                               $    4,702                $  (70,078)

Sencit Towne House, L.P.

Revenue                                                                         $  552,228                $  538,217
Net Income                                                                      $  117,890                $   37,525

Bentley Court II, Limited Partnership

Revenue                                                                         $  518,828                $  477,086
Net Loss                                                                        $  (98,473)               $ (131,629)


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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($704,756 at December 31, 2008). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of $3,863,618 as compared to $2,704,392 at March 31, 2008. The increase is mainly attributable to proceeds received from the sale of investments in Local Limited Partnerships and distributions from Local Limited Partnerships partially offset by cash used for operating activities.

The Managing General Partner originally designated 4.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2008, $3,863,618 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,020,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $379,000 also have been used to make additional capital contributions to two Local Limited Partnerships. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2008, the Partnership has advanced approximately $860,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,401,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2008.

Results of Operations

Three Month Period

The Partnership's results of operations for three months ended December 31, 2008 resulted in a net income of $2,792,119 as compared to a net loss of $1,081,500 for the same period in 2007. The increase in net income is primarily attributable to the increase in gain on sale of investments in Local Limited Partnerships, the decrease in provision for valuation allowance on investments in Local Limited Partnerships and the decrease in provision for valuation allowance on advances to Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of two Local Limited Partnerships during the current year. Provision for valuation allowance on investments in Local Limited Partnerships decreased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships in the prior year. The decrease in provision for valuation allowance on advances to Local Limited Partnerships results from the reimbursement, as a result of the sale, of advances made from one Local Limited Partnership during the nine months ended December 31, 2008.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                          (A Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Month Period

The Partnership's results of operations for nine months ended December 31, 2008 resulted in a net income of $2,133,384 as compared to a net loss of $582,148 for the same period in 2007. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in provision for valuation allowance on investments in Local Limited Partnerships and the decrease in provision for valuation allowance on advances to Local Limited Partnerships partially offset by a decrease in investment revenue. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of two Local Limited Partnerships during the current year. Provision for valuation allowance on investments in Local Limited Partnerships decreased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships in the prior year. The decrease in provision for valuation allowance on advances to Local Limited Partnerships results from the reimbursement, as a result of the sale, of advances made from one Local Limited Partnership during the nine months ended December 31, 2008. The decrease in investment revenue is due to a decrease in the average balance of funds held for investment and a reimbursement of interest during the prior year.

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

As of December 31, 2008, the Partnership's investment portfolio consisted of limited partnership interests in five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In October 2007, the Partnership distributed $15,392,688, or $226.22 per Unit, to Limited Partners. The Partnership was able to make this distribution primarily as a result of the disposition of twenty-nine of the Partnership's thirty-seven properties or Limited Partnership interests in these properties, most notably the sale of Mayfair Mansions, located in Washington, DC.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the remaining Properties in which the Partnership has an interest as of December 31, 2008, all expired before December 31, 2007. The Partnership disposed of two Local Limited Partnerships interests during the nine months ended December 31, 2008.

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

On November 29, 2007, the Partnership and its General Partners were sued in Superior Court for the County of Los Angeles, California (the "1st California Lawsuit") by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively "Everest"). In this lawsuit, Everest sought a declaration and injunction from the Court that would order the Partnership and its General Partners to honor votes obtained in Everest's consent solicitation, in the event that Everest obtained the votes of holders of a majority of outstanding Limited Partner Units of the Partnership in favor of Everest's proposal in the solicitation. The proposal in Everest's consent solicitation asks for Limited Partner consent to remove the General Partners and replace them with an Everest affiliate. The Partnership and its General Partners were never served with a copy of the Complaint in this lawsuit. On or about April 17, 2008, Everest filed a voluntary Request for Dismissal Without Prejudice of the Complaint in the 1st California Lawsuit.

On or about, May 6, 2008, the same Everest parties referenced above in the 1st California Lawsuit filed a nearly identical Complaint against the Partnership and its General Partners in the same Superior Court for the County of Los Angeles, California (the "2nd California Lawsuit"). In the 2nd California Lawsuit, Everest once again sought a declaration and injunction from the Court to that would order the Partnership and its General Partners to honor votes obtained in Everest's consent solicitation. One of the Partnership's General Partners, Arch Street VIII, Inc., was served with a copy of the complaint from the 2nd California Lawsuit on May 12, 2008. The Partnership and its General Partners deny the allegations in the 2nd California Lawsuit and intend to vigorously defend the lawsuit. On or about July 3, 2008, the Partnership and its General Partners filed a Demurrer to the 2nd California Lawsuit. Instead of responding to the Demurrer, on or about July 29, 2008, Everest served a "First Amended Complaint for Breach of Contract, Declaratory Relief and Injunctive Relief," and filed that Amended Complaint with the Court on August 4, 2008. On August 29, 2008, the Partnership and its General Partners filed a Demurrer to the Amended Complaint, and Alternative Motion to Stay Pending Outcome of Sister State Action (the Massachusetts complaint described below). On November 11, 2008, Everest filed a voluntary Request for Dismissal Without Prejudice of the Complaint in the 2nd California Lawsuit.

On January 22, 2008, the Partnership and its General Partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell"). In the lawsuit, McDowell alleged that the Partnership and its General Partners violated the Partnership's Partnership Agreement and/or breached fiduciary duties by, among other things: (i) allegedly selling substantially all of the assets of the Partnership without a vote of the Limited Partners; (ii) allegedly selling Partnership assets to persons formerly affiliated with the Partnership or its General Partners; and (iii) allegedly increasing the cash reserves owned by the Partnership to benefit affiliates of the Partnership or its General Partners. At a hearing on June 16, 2008 in Kansas State Court, the Court orally granted a Motion to Dismiss on behalf of all of the Defendants on the grounds of forum non conveniens, and the Court stated that it was dismissing McDowell's case without prejudice. On June 30, 2008, the Kansas State Court entered a Journal Entry of Judgment dismissing the suit without prejudice. On July 3, 2008, McDowell filed a Notice of Appeal from the Journal Entry of Judgment. McDowell filed its appellate brief with the Kansas Appeals Court on December 17, 2008. The Partnership's and its General Partners' response to McDowell's appellate brief is due on February 19, 2009.

On January 29, 2008, the Partnership and its General Partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts, alleging, among other things, that McDowell has damaged the Partnership by intentionally and unlawfully interfering with efforts of the Local Limited Partnership that owns the Leawood Manor Apartments to sell that real estate. McDowell filed a motion to dismiss, asking the Massachusetts court to dismiss the case because Massachusetts is allegedly not a convenient forum to hear the matter. The Partnership and its General Partners filed an opposition to McDowell's motion to dismiss. Prior to the Court adjudicating McDowell's

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                        (A Limited Partnership)


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update (continued)

motion to dismiss, McDowell withdrew the motion and filed an Answer and Counterclaim. The Counterclaim is substantially similar to McDowell's claims that were dismissed in Kansas, alleging that the Partnership and its General Partners violated the Partnership's Partnership Agreement and/or breached fiduciary duties by, among other things: (i) allegedly selling substantially all of the assets of the Partnership without a vote of the Limited Partners; (ii) allegedly selling Partnership assets to persons formerly affiliated with the Partnership or its General Partners; and (iii) allegedly increasing the cash reserves owned by the Partnership to benefit affiliates of the Partnership or its General Partners. The Partnership and its General Partners deny the allegations in the Counterclaim and intend to vigorously defend such claims. The parties have agreed by stipulation that the Partnership's and the General Partners' response to the Counterclaim shall be due on February 27, 2009.

On April 22, 2008, the Partnership and its General Partners filed suit against the following defendants: Everest Housing Investors 2, L.P.; Everest Management LLC; Everest Properties, Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings, LLC; Park G.P., Inc., Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; W. Robert Kohorst; Danford M. Baker; Monte G. McDowell; Kevan D. Acord (collectively the "Johnson/Everest Group"), in the Superior Court for Suffolk County, Massachusetts. The Complaint asserts claims against the Johnson/Everest Group for breach of the Partnership's Partnership Agreement, breach of fiduciary duty, conspiracy and tortuous interference with advantageous business relationships, for their concerted efforts to improperly gain control of the Partnership and/or certain real estate assets in which the Partnership is invested, block arms-length transactions with third parties for the sale of real estate assets in which the Partnership is invested, and gain non-public information for use in trading limited partner units at below-market prices. On June 20, 2008, McDowell Investments, L.P.; MGM Holdings, LLC; Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; Monte G. McDowell; and Kevan D. Acord filed an answer to the Complaint. On June 20, 2008, Everest Housing Investors 2, L.P.; Everest Management LLC; Everest Properties, Inc.; Everest Properties, LLC; W. Robert Kohorst; and Danford M. Baker (the "Everest Defendants") filed motions to dismiss the complaint on various grounds. The Everest Defendants, the Partnership and its General Partners have agreed by stipulation that the Partnership and its General Partners shall have until February 27, 2009 to file any opposition to the Motions to Dismiss and that the Everest Defendants shall have until March 13, 2009 to file any reply to the opposition.

The Partnership and its General Partners are currently engaged in discussions with each of the above referenced parties to reach a resolution of these disputes and to achieve a global settlement of the litigation described herein. While some progress has been made in the settlement discussions, it is premature at this stage of the discussions to remark upon the possibility of such global settlement being achieved.

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of September 30, 2008. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner began marketing Bentley Court II in May 2008. On October 9, 2008, the Property was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned and operated this Property. The sale resulted in the Partnership receiving a total of $2,780,718, or $40.87 per Unit. $658,017 of these proceeds were applied against advances that the Partnership had made to the Local Limited Partnership during the current and previous years. This disposition is expected to result in 2008 taxable income of approximately $5,920,000 or $87.00 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner expected a disposition of 46th and Vincennes, located in Chicago, Illinois, during 2008. On May 30, 2008, an assignment of interest in the Local Limited Partnership was executed by the Partnership, effectively terminating the Partnership's interest in the Local Limited Partnership. No proceeds from the transfer of interest were received by the Partnership, but approximately $56,000 of cumulative priority distributions from the Local Limited Partnership was received in January 2009 after a developer fee escrow was released. The Managing General Partner currently projects taxable income of approximately $965,000, or $14.18 per Unit. The Partnership's investment value in the Local Limited Partnership has been zero since 1999. The assignment of interest did not have an impact on the Partnership's financial position, results of operations or cash flows. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an agreement to transfer the Local General Partner interest in West Pine, located in Findlay, Pennsylvania, to an affiliate of the Allegheny County Housing Authority ("ACHA"), contingent upon receiving approval from the U.S. Department of Housing and Urban Development ("HUD"). HUD approval was received, and the Local General Partner interest was transferred on October 17, 2003. In addition, the ACHA informed the Managing General Partner of its interest in acquiring the Partnership's interest in the Local Limited Partnership, pending their assumption of the Local General Partner interest. Concurrent with the replacement of the Local General Partner, another ACHA affiliate acquired 30% of the Partnership's limited

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                            (A Limited Partnership)



                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

partner interest in the Local Limited Partnership. As part of this transaction, the Partnership acquired a put option for the remaining 70% exercisable for $1 anytime after the expiration of the Compliance Period on December 31, 2006. West Pine generated its final year of Tax Credits in 2001. The Managing General Partner's pursuit of an exit strategy culminated in the transfer of the Partnership's interest in the Local Limited Partnership for $20,000, or $0.29 per Unit, on December 2, 2007. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. This transaction resulted in 2007 taxable income of $519,798, or $7.64 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                           (A Limited Partnership)


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2008. Based on this assessment, management concluded that, as of December 31, 2008, the Partnership's internal control over financial reporting was effective.

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

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2008.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                          (A Limited Partnership)

                              SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 17, 2009            BOSTON FINANCIAL QUALIFIED HOUSING
                                    TAX CREDITS L.P. IV

                                   By:  Arch Street VIII, Inc.,
                                        its Managing General Partner



                                           /s/Greg Judge
                                             _____________
                                              Greg Judge
                                              President
                                              Arch Street VIII, Inc.