Form 10-K
period 2009-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L P IV
filed 2009-07-15
CIK 845035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended      March 31, 2009
                         -----------------------------

                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------   --------------

                         Commission file number 0-19765
                                               ---------

        Boston Financial Qualified Housing Tax Credits L.P. IV
-----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Massachusetts                    04-3044617
-------------------------------------        --------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

        101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------------------      ---------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            |X| Yes   |_|  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer|_|   Accelerated Filer |_|
Non-accelerated filer  |_|   Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                                             |_| Yes |X|  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $67,653,000 as of March 31, 2009.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2009

                                TABLE OF CONTENTS


PART I                                                            Page No.

   Item  1    Business                                               K-4
   Item  2    Properties                                             K-6
   Item  3    Legal Proceedings                                      K-8
   Item  4    Submission of Matters to a
              Vote of Security Holders                               K-9

PART II

   Item  5    Market for the Registrant's Units
              and Related Security Holder Matters                    K-9
   Item  7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations          K-9
   Item  8    Financial Statements and Supplementary Data            K-15
   Item  9    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                 K-16
   Item 9A    Controls and Procedures                                K-16
   Item 9B    Other Information                                      K-16


PART III

   Item 10    Directors and Executive Officers
              of the Registrant                                      K-17
   Item 11    Management Remuneration                                K-17
   Item 12    Security Ownership of Certain Beneficial
              Owners and Management                                  K-18
   Item 13    Certain Relationships and Related
              Transactions                                           K-18
   Item 14    Principal Accountant Fees and Services                 K-20
   Item 15    Exhibits, Financial Statement Schedules, and
              Director Independence                                  K-20

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                   Date
 Properties owned by                                              Interest
 Local Limited Partnerships         Location                      Acquired
__________________________         __________                   ______________
46th & Vincennes (1)              Chicago, IL                      03/29/91
Audobon (1)                       Boston, MA                       12/22/89
Bent Tree (1)                     Jackson, TX                      12/27/89
Bentley Court (1)                 Columbia, SC                     12/26/89
Brookscrossing                    Atlanta, GA                      06/30/89
Brown Kaplan (1)                  Boston, MA                       07/01/90
BK Apartments (1)                 Jamestown, ND                    12/01/90
Carolina Woods (1)                Greensboro, NC                   01/31/90
Canfield Crossing (1)             Milan, MI                        08/20/90
Dorsett Apartments (1)            Philadelphia, PA                 10/20/89
Findlay Market (1)                Cincinnati, OH                   08/15/90
Grandview (1)                     Grandview, TX                    12/27/89
Green Tree Village (1)            Greenville, GA                   07/06/90
Gateway Village Garden (1)        Azle, TX                         06/24/91
Hampton Lane (1)                  Buena Vista, GA                  12/20/89
Hilltop (1)                       Rhome, TX                        12/27/89
Justin Place (1)                  Justin, TX                       12/27/89
Lancaster House North             Lancaster, PA                    03/13/89
Lakeside Square (1)               Chicago, IL                      05/17/90
Lincoln Green (1)                 Old Town, ME                     03/21/90
Leawood Manor                     Leawood, KS                      12/29/89
Mayfair Mansions (1)              Washington, DC                   03/21/90
Nocona Terrace (1)                Nocona, TX                       12/27/89
Oakview Square (1)                Chesterfield, MI                 03/22/89
Orchard View (1)                  Gobles, MI                       04/29/90
Orocovix IV (1)                   Orocovix, PR                     12/30/89
Pecan Hill (1)                    Bryson, TX                       12/28/89
Pine Manor (1)                    Jacksboro, TX                    12/27/89
Pinewood Terrace (1)              Rusk, TX                         12/27/89
RoyalCrest (1)                    Bowie, TX                        12/27/89
Seagraves (1)                     Seagraves, TX                    11/28/90
Sencit Towne House                Shillington, PA                  12/26/89
Town House Apartments             Allentown, PA                    12/26/89
Valley View (1)                   Valley View, TX                  12/27/89
West Pine (1)                     Findlay, PA                      12/31/90
Willow Ridge (1)                  Prescott, AZ                     08/28/89
Whitehills II (1)                 Howell, MI                       04/21/90

(1)The Partnership no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent they reflect the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of Leawood Manor, each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2009, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the capital contributions to Local Limited Partnerships:
Sencit Towne House L.P., Allentown Towne House, L.P. and Prince Street Towers L.P., representing 33.95%, have AIMCO Properties as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

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

On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Partnership and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P. The sale is not expected to impact the Limited Partners of the Partnership.

Item 2.  Properties

The Partnership currently owns limited partnership interests in five Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% with the exception of Leawood Manor, which is 89%.

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



                                                            Capital Contributions
Local Limited Partnership                               Total           Paid         Mtge. Loans                     Occupancy at
Property Name                          Number of     Committed at     Through         Payable at       Type of          March 31,
Property Location                    Apts Units     March 31, 2009  March 31, 2009 December 31, 2008  Subsidy *         2009
---------------------------       ------------------ ------------   --------------  ----------------  ---------   -------------

Brookscrossing Apartments, L.P.
  A Limited Partnership
Brookscrossing
Atlanta, GA                           224          $  3,363,776        $ 3,363,776    $ 5,327,408       None               88%

Leawood Associates, L.P.
  A Limited Partnership
Leawood Manor
Leawood, KS                           254             7,497,810          7,497,810      7,135,183       None               91%

Allentown Towne House, L.P.
Towne House Apartments
Allentown, PA                         160             1,589,403          1,589,403      5,279,634       Section 8          99%

Prince Street Towers L.P.
  A Limited Partnership
Lancaster House North
Lancaster, PA                         201             1,996,687          1,996,687      5,746,535      Section 8            99%

Sencit Towne House L.P.
Sencit Towne House
Shillington, PA                       200             1,996,687          1,996,687      2,348,288      Section 8           100%
                                 ---------          --------------     -------------  -----------
                                    1,039           $ 16,444,363      $ 16,444,363   $ 25,837,048
                                  =============      ==============  ==============  ============

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

Item 3.  Legal Proceedings

As previously reported, the Partnership, its general partners and additional Boston Financial public funds (the "Funds") reached an agreement in February, 2007 to resolve several lawsuits and pending disputes between the Partnership and the Funds and their general partners on the one hand, and a group of Limited Partner investors on the other hand. The group of investors included Park G.P., Inc., Bond Purchase, L.L.C. and various other entities related to David L. Johnson (the "Johnson Group") and Everest Housing Investors 2, LLC and various other Everest-related entities (the "Everest Group"; the Johnson Group and the Everest Group are hereinafter collectively referred to as the "Johnson and Everest Groups"). Per the terms of the parties' agreement, these lawsuits were then dismissed. The Johnson and Everest Groups further agreed at that time to refrain from interfering in various ways with the conduct of the business of the Partnership and the business of Boston Financial Qualified Housing Tax Credits L.P. III ("QH3").

Also as previously reported, beginning in November, 2007, the Johnson and Everest Groups filed new lawsuits against the Partnership and its general partners in various jurisdictions as part of an effort to replace the existing general partners with parties related to the Everest Group, to prevent the Partnership from selling any of its assets without limited partner consent and to interfere with specific arms length sales by the Partnership of certain of its assets. The Partnership responded with its own lawsuits against the Johnson and Everest Groups to block these efforts as well as to claim damages arising from the Johnson and Everest Groups' conduct. The following lawsuits concerning the Partnership (collectively, the "Johnson/Everest Lawsuits"), which were described in detail in the Partnership's previous periodic reports, were filed in the November 2007 through April 2008 time period:

o On November 29, 2007, the Partnership and its general partners were sued in Superior Court for the County of Los Angeles, California by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, "Everest"). Everest dismissed this lawsuit without prejudice on April 17, 2008.

o On or about May 6, 2008, the same Everest parties referenced above in the 1st California lawsuit filed a nearly identical Complaint against the Partnership and its general partners in the same Superior Court for the County of Los Angeles, California. Everest dismissed this 2nd California lawsuit without prejudice on November 11, 2008.

o On January 22, 2008, the Partnership and its general partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell").

o On January 29, 2008, the Partnership and its general partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts.

o On April 22, 2008, the Partnership and its general partners filed suit against the following defendants in the Superior Court for Suffolk County, Massachusetts.: Everest Housing Investors 2, L.P.; Everest Management LLC;
                  Everest Properties, Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings, LLC; Park G.P., Inc., Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; W. Robert Kohorst; Danford M. Baker; Monte G. McDowell; and
                  Kevan D. Acord

Effective April 24, 2009, the Partnership and several of the Funds reached an agreement with the Johnson and Everest Groups to resolve the Johnson/Everest Lawsuits (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that (a) the parties exchange mutual releases and covenant not to bring lawsuits against each other in the future, (b) the parties dismiss claims and counterclaims asserted in the various lawsuits without prejudice, and (c) the Johnson and Everest Groups agree not to take a variety of actions which could interfere with the conduct of the business of the Funds. The Settlement Agreement also sets out a schedule for future cash distributions to the Limited Partners and for the eventual dissolution of the Partnership and QH3. The Settlement Agreement was attached as Exhibit 99-1 to the Partnership's Form 8-K filed on May 21, 2009.

In addition, effective April 24, 2009, the Partnership and QH3 entered into purchase agreements (the "Purchase Agreements") with certain members of the Johnson and Everest Groups permitting them to purchase, subject to various conditions and at specified prices which the Partnership believes represent fair market value, certain interests held by the Partnership and by QH3 in Local Limited Partnerships. The Settlement Agreement remains effective regardless of whether any of the Local Limited Partnership interests are purchased.

With respect to the Partnership, the Purchase Agreements provide for the purchase by affiliates of the Everest Group, for the total price of $1,850,000, of the Partnership's interests in:

         Prince Street Towers, L.P., which owns a property in Lancaster, PA; Sencit Towne House L.P., which owns a property in Shillington, PA; and Allentown Towne House, L.P., which owns a property in Allentown, PA;and the purchase by affiliates of the Johnson Group, for the total price of $3,300,000, of the Partnership's interests in:

 Brookscrossing Apartments, L.P., which owns a property in Riverdale GA; and Leawood Associates, L.P., which owns a property in Leawood, KS.

Closing on the sales of the Leawood and Brookscrossing Local Limited Partnership interests occurred on April 30, 2009, and May 8, 2009, respectively, and the sale of the other Local Limited Partnership interests is expected to close over the coming months.

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

As of March 31, 2009, there were 2,880 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. During the year ended March 31, 2009, no cash distributions were paid. A cash distribution of $15,548,170 was paid for the year ended March 31, 2008.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

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

As of March 31, 2009, the Partnership's investment portfolio consisted of limited partnership interests in five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,287 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

In May 2009, the Partnership distributed $6,315,070.83, or $92.81 per Unit to Limited Partners, representing a distribution from the proceeds of previously reported property sales, in addition to two recent property disposals; Leawood Manor and Brookscrossing. In October 2007, the Partnership distributed $15,392,688, or $226.22 per Unit, to Limited Partners. The Partnership was able to make this distribution primarily as a result of the disposition of twenty-nine of the Partnership's thirty-seven properties or Limited Partnership interests in these properties, most notably the sale of Mayfair Mansions, located in Washington, DC. We anticipate making additional distributions in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Periods of the remaining Properties in which the Partnership has an interest as of March 31, 2009, all expired on or before December 31, 2005. The Partnership disposed of two Local Limited Partnerships interests during the twelve months ended March 31, 2009. Further, the Partnership disposed of two additional Local Limited Partnerships interests in April and May 2009. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in all three remaining Local Limited Partnerships.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($723,169 and $691,419 at March 31, 2009 and 2008, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. During the year ended March 31, 2009, the Partnership concluded that one of the Local Limited Partnerships had experienced other-than-temporary decline in its carrying value and impairment losses were recorded for Sencit Towne House L.P., for $28,000. During the year ended March 31, 2008, the Partnership concluded that three of the Local Limited Partnerships had experienced other-than-temporary decline in their carrying values and impairment losses were recorded: Allentown Towne House L.P., for $4,000; Prince Street Towers L.P., for $374,000; and Sencit Towne House L.P. for $2,028,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of $3,734,110 as compared to $2,704,392 at March 31, 2008. The increase is mainly attributable to proceeds from the sale of investments in Local Limited Partnerships and the reimbursement of advances to Local Limited Partnerships, partially offset by cash used for operating activities.

The Managing General Partner originally designated 4.00% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2009 and 2008, approximately $3,551,000 and $2,704,392, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $2,039,000 have been paid from Reserves. To date, Reserve funds in the amount of approximately $379,000 also have been used to make additional capital contributions to certain Local Limited Partnerships. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2009, the Partnership has advanced approximately $860,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,349,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2009, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the year ended March 31, 2009. Cash distributions of $15,548,170 was made during the year ended March 31, 2008. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2008 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for year ended March 31, 2009 resulted in a net income of $1,912,419 as compared to a net loss of $2,939,328 for the same period in 2008. The increase in net income is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, an increase in gain on sale of investments in Local Limited Partnerships and a decrease in provision for valuation allowance on advances to Local Limited Partnerships. Impairment on investments in Local Limited Partnerships decreased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships in the prior year. The increase in gain on sale of investments in Local Limited Partnerships is due to the transfer of two Local Limited Partnerships during the current year. The decrease in provision for valuation allowance on advances to Local Limited Partnerships results from the reimbursement of advances received from one Local Limited Partnership during the year ended March 31, 2009.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1992. The Tax Credits have ended, as all of the Properties have reached the end of the ten year credit period.

Property Discussions

A majority of the Properties in which the Partnership has an interest had stabilized operations and operated above breakeven as of December 31, 2008. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Partnership's liquidity;
(ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner began marketing Bentley Court II in May 2008. On October 9, 2008, the Property was sold, effectively terminating the Partnership's interest in the Local Limited Partnership that owned and operated this Property. The sale resulted in the Partnership receiving a total of $2,833,748, or $41.65 per Unit. $658,017 of these proceeds were applied against advances that the Partnership had made to the Local Limited Partnership during the current and previous years. This disposition resulted in 2008 taxable income of $1,412,428 or about $20.76 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner expected a disposition of 46th and Vincennes, located in Chicago, Illinois, during 2008. On May 30, 2008, an assignment of interest in the Local Limited Partnership was executed by the Partnership, effectively terminating the Partnership's interest in the Local Limited Partnership. No proceeds from the transfer of interest were received by the Partnership, but approximately $56,000 of cumulative priority distributions from the Local Limited Partnership was received in January 2009 after a developer fee escrow was released. The Managing General Partner reported 2008 taxable income of $929,996, or $13.67 per Unit. The Partnership's investment value in the Local Limited Partnership has been zero since 1999. The assignment of interest did not have an impact on the Partnership's financial position, results of operations or cash flows. The Partnership no longer has an interest in this Local Limited Partnership.

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

Effective April 24, 2009, contemporaneously with signing the Settlement Agreement, the Managing General Partner and the Everest and Park Parties have entered into a Purchase Agreement which creates rights for the Johnson/Everest Group to acquire the Partnership's interests in MMA Lancaster North, L.P., MMA Sencit Towne House, L.P. and MMA Allentown Towne House, L.P. for cash at fair market prices, for an aggregate sum of $1,850,000, or about $27.19 per Unit. The Managing General Partner expects the sale of these Local Limited Partnership interests to occur in November 2009.

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

On behalf of the Partnership, the Managing General Partner retained counsel and filed suit in the Superior Court of the District of Columbia (Civil Action No. 0006755-06) seeking a declaratory judgment and damages. The Local General Partners filed counter-claims and disputed the Partnership's claims. On January 10, 2007, representatives of the Managing General Partner and the Local General Partners reached a settlement during court-ordered mediation with regard to all of the above referenced legal claims. All pending legal matters were subsequently dismissed with prejudice. The settlement required an additional distribution in the amount of $1,096,441, or $16.11 per Unit, that was received by the Partnership in October 2007. As previously reported, the Managing General Partner estimated the additional distribution would result in 2007 taxable income equal to the settlement distribution. Actual 2007 taxable income of $46,441, or $0.68 per Unit, was incurred by the Partnership. This amount was significantly lower than estimated because the Partnership included, as part of the total 2006 gain of $17,236,598, or $253.32 per Unit, an estimated amount of $1,050,000, or $15.43 per Unit, from the settlement proceeds. The Partnership distributed a majority of the initial net sales proceeds in October 2007. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the remaining sales proceeds in Reserves for the time being until it deems a subsequent distribution to be prudent. In March 2008, the Partnership received an additional distribution of $13,904, or $0.20 per Unit. In accordance with the terms of the Partnership agreement, the Managing General Partner retained these funds in Reserves. This distribution resulted in 2008 taxable income of $13,904, or $0.20 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the termination of the Partnership's interest in the Local Limited Partnership that owned Oakview Square, located in Chesterfield, Michigan, upon the sale of the Property. The sale of this Property, which resulted in net proceeds during the year ended March 31, 2007 to the Partnership of $100,000, or $1.47 per Unit, occurred on February 28, 2007, effectively terminating the Partnership's interest in this Local Limited Partnership. In October 2007, the Partnership received additional proceeds of $74,426, or $1.09 per Unit, upon a reconciliation of tax and utility payments. This sale resulted in a 2007 taxable loss of $59,158, or $0.87 per Unit. In April 2008, the Partnership received final sale proceeds of $7,146, or $0.11 per Unit. In accordance with the terms of the Partnership agreement, the Managing General Partner retained these funds in Reserves. This distribution resulted in 2008 taxable income of $7,146, or $0.11 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

Effective April 24, 2009, contemporaneously with signing the Settlement Agreement, the Managing General Partner and the Everest and Park Parties have entered into a Purchase Agreement which creates rights for the Johnson/Everest Group to acquire the Partnership's interests in Leawood Associates, L.P., the partnership that owns Leawood Manor, located in Leawood, Kansas, and Brookscrossing Apartments Limited Partnership, the partnership that owns Brookscrossing, located in Riverdale, Georgia, for cash at fair market prices. On April 30, 2009, the Managing General Partner exercised the Partnership's put option and transferred its interest in the Local Limited Partnership that owned Leawood Manor, located in Leawood, Kansas, for $3,318,768 or about $48.77 per Unit. Proceeds related to this sale were received on April 30, 2009. The Managing General Partner expects the sale of this Local Limited Partnership to result in a 2009 estimated taxable gain of approximately $2,916,436, or about $42.86 per Unit. As of April 30, 2009, the Partnership no longer has an interest in this Local Limited Partnership.

On May 8, 2009, the Managing General Partner exercised the Partnership's put option and transferred its interest in the Local Limited Partnership that owned Brookscrossing, located in Riverdale, Georgia, for $100,000 or about $1.47 per Unit. Proceeds related to this sale were received on May 8, 2009. The Managing General Partner expects the sale of this Local Limited Partnership to result in a 2009 estimated taxable gain of approximately $1,666,247, or about $24.49 per Unit. As of May 8, 2009, the Partnership no longer has an interest in this Local Limited Partnership.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2009 and 2008.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

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

Management assessed the Partnership's internal control over financial reporting as of March 31, 2009. Based on this assessment, management concluded that, as of March 31, 2009, the Partnership's internal control over financial reporting were designed effectively.

Item 9B.  Other Information

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



 Name                                            Position
________                                        ______________________
Greg Judge                                       Executive Vice President
Michael H. Gladstone                             Principal, Member

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

Greg Judge, age 44, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 52, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street IV L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2009, the following are the only entities known to the Partnership to be the beneficial owners of more than 5% of the Units outstanding:


                                               Amount
   Title of          Name and Address of     Beneficially
   Class              Beneficial Owner         Owned            Percent of Class
___________         _____________________   ________________   _________________
   Limited           Bond Purchase, LLC          10,819 Units          15.90%
   Partner           104 Armor Road
                     P.O Box 34729
                     Kansas City, MO 64116-1129

   Limited           Everest Management, LLC      4,372 Units           6.42%
   Partner           155 North Lake Avenue
                     Suite 1000
                     Pasadena, CA 91101

   Limited           Anise, LLC                   3,833 Units           5.63%
   Partner           1001 Walnut
                     Kansas City, MO 64106

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

Information regarding the fees paid and expense reimbursements made in the two years ending March 31, 2009 is presented as follows:

Organizational Fees and Expenses

In accordance with the Partnership Agreement, affiliates of the General Partner were reimbursed by the Partnership for organizational, offering and selling expenses advanced on behalf of the Partnership for salaries and direct expenses of certain employees of the Managing General Partner and its affiliates in connection with the registration and organization of the Partnership. Such expenses included printing expenses and legal, accounting, escrow agent and depository fees and expenses. Such expenses also included a non-accountable expense allowance for marketing expenses equal to 1% of the Gross Proceeds. Organization and offering fees and expenses of $8,351,601 were incurred on behalf of the Partnership were paid and reimbursed to an affiliate of the Managing General Partner. Total organization and offering expenses did not exceed 5.50% of the Gross Proceeds. No payments were made or expenses reimbursed in each of two years ended March 31, 2009.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 7.50% of the Gross Proceeds. Acquisition expenses, which included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, did not exceed 1.75% of the Gross Proceeds. Acquisition fees totaling $5,080,756 for the closing of the Partnership's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $974,240 were incurred and were reimbursed to an affiliate of the Managing General Partner. No payments were made or expenses reimbursed in each of the two years ended March 31, 2009.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2009 are as follows:

                                                                                   2009                  2008
                                                                             --------------        --------------

                                                         Asset management fees   $ 61,939              $ 78,453

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2009 are as follows:

                                                                                   2009                  2008
                                                                             --------------        ---------------

                                                         Salaries and benefits
                                                         expense reimbursements  $ 65,160              $ 73,951


Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street VIII, Inc. and Arch Street IV L.P., receive 1% of cash distributions paid to partners.

A cash distribution of $155,482 was made to the General Partners during the year ended March 31, 2008.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2009 is presented in Note 4 to the Financial Statements.

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2009 as follows:

                                                                                   2009                  2008
                                                                             --------------        ---------------

                                                                     Audit fees   $ 62,286              $ 72,768
                                                                     Tax fees     $  2,500              $  2,500


No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2009.

Item 15.   Exhibits, Financial Statement Schedules and Director Independence

(a) Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

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



     By:   /s/Greg Judge                              Date:    July 15, 2009
           ----------------------------------                  -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Greg Judge                             Date:    July 15, 2009
           -----------------------------------                 -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


     By:   /s/Michael H. Gladstone                     Date:   July 15, 2009
           -----------------------------                       -------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                           Annual Report on Form 10-K
                        For the Year Ended March 31, 2009
                                      Index



                                                                   Page No.

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2009 and 2008                      F-2

Financial Statements

  Balance Sheet  - March 31, 2009 and 2008                          F-3

  Statements of Operations - For the years ended
     March 31, 2009 and 2008                                        F-4

  Statements of Changes in Partners' Equity -
     For the years ended March 31, 2009 and 2008                    F-5

  Statements of Cash Flows - For the years ended
     March 31, 2009 and 2008                                        F-6

  Notes to the Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. IV


         We have audited the accompanying balance sheets of Boston Financial Qualified Housing Tax Credits L.P. IV as of March 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships as of and for the year ended March 31, 2009 and 2008 in which the Partnership owns a limited partnership interest. Investments in such partnerships are stated at $0 and $700,283 at March 31, 2009 and 2008, respectively, and the Partnership's equity in income (loss) of these operating limited partnerships is stated at $3,604,943 and $(399,718) for the years then ended, respectively. The financial statements of those operating limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to those operating limited partnerships, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. IV as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Group, P.C.


Vienna, Virginia
July 15, 2009

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                                 BALANCE SHEETS
                             March 31, 2009 and 2008




                                                                                   2009                     2008
                                                                              ---------------         ------------
Assets

Cash and cash equivalents                                                     $     3,734,110         $     2,704,392
Investments in Local Limited Partnerships (Note 3)                                    723,169                 691,419
Accounts receivable (Note 3)                                                                -                   7,146
                                                                              ----------------        ----------------
  Total Assets                                                                $     4,457,279         $      3,402,957
                                                                              ===============         ================



                                                                              ===============         ===============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                     $        43,386         $       755,070
Accrued expenses                                                                      151,561                 297,974
                                                                              ---------------         ---------------
   Total Liabilities                                                                  194,947               1,053,044

General, Initial and Investor Limited Partners' Equity                              4,262,332               2,349,913
                                                                              ---------------         ---------------
   Total Liabilities and Partners' Equity                                     $     4,457,279         $     3,402,957
                                                                              ===============         ===============
The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2009 and 2008



                                                                                 2009                    2008
                                                                           ----------------        ----------------
        Revenue:
   Investment                                                              $         44,647        $        663,481
   Cash distribution income                                                          68,489                       -
                                                                           ----------------        ----------------
     Total Revenue                                                                  113,136                 663,481
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                         61,939                  78,453
   Provision for (recovery of) valuation allowance on advances
     to  Local Limited Partnerships (Note 3)                                       (616,300)                 22,093
   Impairment on investments in Local
      Limited Partnerships (Note 3)                                                  28,000               2,406,000
   General and administrative (includes reimbursements
     to an affiliate in the amount of $65,160 and
     $73,951 in 2009 and 2008, respectively)                                        934,411               1,182,705
   Amortization                                                                       3,149                    2,757
                                                                           ----------------        -----------------
     Total Expense                                                                  411,199               3,692,008
                                                                           ----------------        ----------------

Loss before equity in income (losses) of Local Limited Partnerships and gain on sale of investments in Local Limited
   Partnerships                                                                    (298,063)             (3,028,527)

Equity income (losses) of Local Limited Partnerships (Note 3)                        34,751                 (97,718)

Gain on sale of investments in Local Limited
   Partnerships (Note 3)                                                          2,175,731                 186,917
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $      1,912,419        $     (2,939,328)
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $         19,124        $        (29,393)
   Limited Partners                                                               1,893,295              (2,909,935)
                                                                           ----------------        ----------------
                                                                           $      1,912,419        $     (2,939,328)
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   (68,043 Units)                                                          $          27.82        $        (42.77)
                                                                           ================        ================

   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2009 and 2008



                                                                     Initial        Investor            Net
                                                General            Limited          Limited          Unrealized
                                                Partners            Partner         Partners             Loss              Total

Balance at March 31, 2007                      $  208,371     $     5,000        $   20,624,040         $  (248)       $ 20,837,163
                                               -------------     --------------     --------------     --------------  ------------

Cash distributions                               (155,482)              -           (15,392,688)               -        (15,548,170)
                                               -------------     --------------   ----------------     --------------  ------------

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities
       available for sale                                -               -                    -              248               248
Net Loss                                           (29,393)              -            (2,909,935)               -        (2,939,328)
                                               -------------   ----------------     --------------     --------------    ----------
Comprehensive Income (Loss)                        (29,393)              -            (2,909,935)             248        (2,939,080)
                                               -------------   ----------------     --------------     --------------    ----------

Balance at March 31, 2008                           23,496           5,000             2,321,417                -         2,349,913

Net Income                                          19,124               -             1,893,295                -         1,912,419
                                               -------------     --------------     --------------     --------------    ----------

Balance at March 31, 2009                      $    42,620     $     5,000        $    4,214,712         $      -    $    4,262,332
                                               =============     ==============     ==============     ==============    ==========

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2009 and 2008



                                                                                 2009                    2008
                                                                           ----------------        -----------------
Cash flows from operating activities:
   Net Income (Loss)                                                       $      1,912,419        $     (2,939,328)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Equity in losses (income) of Local Limited Partnerships                        (34,751)                 97,718
     Gain on sale of investments in Local Limited Partnerships                   (2,175,731)               (186,917)
     Provision for (recovery of) valuation allowance on advances
       to Local Limited Partnerships                                               (616,300)                 22,093
     Impairment on  investments in Local
        Limited Partnerships                                                         28,000               2,406,000
     Amortization                                                                     3,149                   2,757
     Cash distributions included in net income                                      (68,489)                      -
     Other non cash item                                                                  -                    (222)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
     Accounts receivable                                                              7,146                       -
     Other assets                                                                         -                   6,332
     Due to affiliate                                                              (711,684)                734,477
     Accrued expenses                                                              (146,413)                221,234
                                                                           -----------------       ----------------
Net cash provided by (used for) operating activities                             (1,802,654)                364,144
                                                                           -----------------       ----------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                      -                 500,000
   Investments in Local Limited Partnerships                                        (75,000)                      -
   Advances to Local Limited Partnerships                                           (41,717)                (22,093)
   Reimbursement of advances to Local Limited Partnerships                          658,017                       -
   Cash distributions received from Local
     Limited Partnerships                                                           115,341                 236,502
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         2,175,731                 186,917
   Accounts receivable from sale of investments in Local
     Limited Partnerships                                                                 -               1,117,854
                                                                           ----------------        ----------------
Net cash provided by investing activities                                         2,832,372               2,019,180
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Cash distributions                                                                     -             (15,548,170)
                                                                           ----------------        ----------------
Net cash used for financing activities                                                    -             (15,548,170)
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                              1,029,718             (13,164,846)

Cash and cash equivalents, beginning                                              2,704,392              15,869,238
                                                                           ----------------        ----------------

Cash and cash equivalents, ending                                          $      3,734,110        $      2,704,392
                                                                           ================        ================

     The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") was formed on March 30, 1989 under the laws of the Commonwealth of Massachusetts for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes, most of which benefit from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street VIII, Inc., which serves as the Managing General Partner, and Arch Street IV L.P., which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Partnership ends on March 31. On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Partnership and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 4.00% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2009 and 2008, the Managing General Partner has designated approximately $3,551,000 and $2,704,392, respectively, as such Reserves.

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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Partnership's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Partnership, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Partnership's financial position, results of operations or cash flows. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($723,169 and $691,419 at March 31, 2009 and 2008, respectively). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2008 and 2007 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Partnership's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Partnership's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

Effect of New Accounting Principles

SFAS No. 157

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Effect of New Accounting Principles (continued)

SFAS No. 157 (continued)

statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Partnership's financial position, operations or cash flow. This standard requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2009 include cash equivalents of $3,734,110.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

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

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2009 and 2008:

                                                                                   2009                2008
                                                                             ----------------    ----------------
Capital contributions and advances paid to Local Limited
    Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                    $     16,444,363    $     22,811,783

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $1,899,096 and
     $7,287,836 in 2009 and 2008, respectively)                                    (9,433,653)        (14,112,692)

Cumulative cash distributions received from Local Limited Partnerships             (2,636,933)         (2,609,221)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before adjustments                        4,373,777           6,089,870

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                    1,393,774           2,004,230

   Cumulative amortization of acquisition fees and expenses                          (634,982)           (765,735)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships before valuation allowance                5,132,569           7,328,365

Valuation allowance on investments in Local Limited Partnerships                   (4,409,400)         (6,636,946)
                                                                             ----------------    ----------------

Investments in Local Limited Partnerships                                    $        723,169    $        691,419
                                                                             ================    ================

For the year ended March 31, 2009, the Partnership advanced $41,717 to one of the Local Limited Partnerships, all of which was reimbursed. In addition, $616,300 was also reimbursed from the Local Limited Partnership relating to advances made and reserved for in previous years. The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2008 and 2007 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2008                2007
                                                                             ----------------    ----------------
Assets:
   Investment property, net                                                  $     26,741,786    $     34,196,411
   Other assets                                                                     4,312,920           6,153,746
                                                                             ----------------    ----------------
     Total Assets                                                            $     31,054,706    $     40,350,157
                                                                             ================    ================

Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                    $     25,837,048    $     34,594,257
   Other liabilities                                                                2,923,717           7,541,583
                                                                             ----------------    ----------------
     Total Liabilities                                                             28,760,765          42,135,840
                                                                             ----------------    ----------------

Partnership's equity (deficiency)                                                   2,295,261          (2,130,799)
Other partners' equity (deficiency)                                                    (1,320)            345,116
                                                                             -----------------   ----------------
   Total Partners' Equity (Deficiency)                                              2,293,941          (1,785,683)
                                                                             ----------------    -----------------
   Total Liabilities and Partners' Equity                                    $     31,054,706    $     40,350,157
                                                                             ================    ================

Summarized Statements of Operations -
for the years ended December 31,

                                                                                   2008                2007
                                                                             ----------------    ----------------

Rental and other income                                                      $     10,866,378    $     11,366,445
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        2,719,303           6,854,320
   Interest                                                                         2,618,576           2,775,350
   Depreciation and amortization                                                    2,676,339           2,808,763
                                                                             ----------------    ----------------
     Total Expenses                                                                 8,014,218          12,438,433
                                                                             ----------------    ----------------

Net Income (Loss)                                                            $      2,852,160    $     (1,071,988)
                                                                             ================    ================

Partnership's share of Net Income (Loss)                                     $      3,248,592    $     (1,044,887)
                                                                             ================    ================
Other partners' share of Net Income (Loss)                                   $       (396,432)   $        (27,101)
                                                                             =================   =================

For the years ended March 31, 2009 and 2008, the Partnership has not recognized $646,126 and $947,169, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $3,859,967 were included in losses recognized in the year ended March 31, 2009.

The Partnership's equity (deficiency) as reflected by the Local Limited Partnerships of $2,295,261 and ($2,130,799) at March 31, 2009 and 2008,
respectively, differs from the Partnership's investments in Local Limited Partnerships before adjustments of $4,373,777 and $6,089,870 at March 31, 2009 and 2008, respectively, primarily due to cumulative unrecognized losses as described above and advances to Local Limited Partnerships that the Partnership included in investments in Local Limited Partnerships.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

For the year end March 31, 2009, one of the Local Limited Partnerships with a carrying value of zero was considered to have operating issues significant enough to warrant their independent auditors to issue audit reports that raised substantial doubt about the Local Limited Partnership's ability to continue as a going concern. However, the Partnership believes that support from the Local General Partner and adequate Local Limited Partnership reserve levels will likely mitigate substantial risk to the Partnership.

The Partnership's interest in one of its investments in Local Limited Partnerships was sold during the year ended March 31, 2009, resulting in a gain on sale of $2,175,731. The Partnership's interest in another of its investments in Local Limited Partnerships was transferred during the year ended March 31, 2009, having no impact on the Partnership's financial position, results of operations or cash flows. During the year ended March 31, 2008, the Partnership recorded sale proceeds receivable of $7,146 related to the prior year sale of one Local Limited Partnership.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,500 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Asset Management Fees for the years ended March 31, 2009 and 2008 were $61,939 and $78,453, respectively. During the years ended March 31, 2009 and 2008, Asset Management Fees of $66,687 and $82,372, respectively, were paid out of available cash flow. As of March 31, 2009 and 2008, $11,926 and $16,674, respectively, is payable to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the actual cost of the Partnership's operating expenses. As of March 31, 2009 and 2008, $10,415 and $704,560, respectively, is reimbursable to the affiliate.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2009 and 2008 is $65,160 and $73,951, respectively, which the Partnership has incurred for these expenses. During the year ended March 31, 2009 and 2008, salaries and benefits of $77,951 and $40,115, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2009 and 2008, $21,045 and $33,836, respectively, of reimbursements to an affiliate of the Managing General Partner remains unpaid.

5.    Legal Procedings

As previously reported, the Partnership, its general partners and additional Boston Financial public funds (the "Funds") reached an agreement in February, 2007 to resolve several lawsuits and pending disputes between the Partnership and the Funds and their general partners on the one hand, and a group of Limited Partner investors on the other hand. The group of investors included Park G.P., Inc., Bond Purchase, L.L.C. and various other entities related to David L. Johnson (the "Johnson Group") and Everest Housing Investors 2, LLC and various other Everest-related entities (the "Everest Group"; the Johnson Group and the Everest Group are hereinafter collectively referred to as the "Johnson and Everest Groups"). Per the terms of the parties' agreement, these lawsuits were then dismissed. The Johnson and Everest Groups further agreed at that time to refrain from interfering in various ways with the conduct of the business of the Partnership and the business of Boston Financial Qualified Housing Tax Credits L.P. III ("QH3").

Also as previously reported, beginning in November, 2007, the Johnson and Everest Groups filed new lawsuits against the Partnership and its general partners in various jurisdictions as part of an effort to replace the existing general partners with parties related to the Everest Group, to prevent the Partnership from selling any of its assets without limited partner consent and to interfere with specific arms length sales by the Partnership of certain of its assets. The Partnership responded with its own lawsuits against the Johnson and Everest Groups to block these

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5. Legal Procedings (continued)

efforts as well as to claim damages arising from the Johnson and Everest Groups' conduct. The following lawsuits concerning the Partnership (collectively, the "Johnson/Everest Lawsuits"), which were described in detail in the Partnership's previous periodic reports, were filed in the November 2007 through April 2008 time period:

o On November 29, 2007, the Partnership and its general partners were sued in Superior Court for the County of Los Angeles, California by a Limited Partner named Danford Baker and companies named Everest Housing Investors 2, LP and Everest Management, LLC with which Mr. Baker is affiliated (collectively, "Everest"). Everest dismissed this lawsuit without prejudice on April 17, 2008.

o On or about May 6, 2008, the same Everest parties referenced above in the 1st California lawsuit filed a nearly identical Complaint against the Partnership and its general partners in the same Superior Court for the County of Los Angeles, California. Everest dismissed this 2nd California lawsuit without prejudice on November 11, 2008.

o On January 22, 2008, the Partnership and its general partners were sued in the District Court of Johnson County, Kansas by a Limited Partner named McDowell Investments, L.P. ("McDowell").

o On January 29, 2008, the Partnership and its general partners filed suit against McDowell in the Superior Court for Suffolk County, Massachusetts.

o On April 22, 2008, the Partnership and its general partners filed suit against the following defendants in the Superior Court for Suffolk County, Massachusetts.: Everest Housing Investors 2, L.P.; Everest Management LLC; Everest Properties, Inc.; Everest Properties, LLC; McDowell Investments, L.P.; MGM Holdings, LLC; Park G.P., Inc., Bond Purchase, L.L.C.; Anise L.L.C.; Paco Development, L.L.C.; Maxus Realty Trust, Inc.; David L. Johnson; W. Robert Kohorst; Danford M. Baker; Monte G. McDowell; and
                  Kevan D. Acord

Effective April 24, 2009, the Partnership and several of the Funds reached an agreement with the Johnson and Everest Groups to resolve the Johnson/Everest Lawsuits (the "Settlement Agreement"). The Settlement Agreement provides, among other things, that (a) the parties exchange mutual releases and covenant not to bring lawsuits against each other in the future, (b) the parties dismiss claims and counterclaims asserted in the various lawsuits without prejudice, and (c) the Johnson and Everest Groups agree not to take a variety of actions which could interfere with the conduct of the business of the Funds. The Settlement Agreement also sets out a schedule for future cash distributions to the Limited Partners and for the eventual dissolution of the Partnership and QH3. The Settlement Agreement was attached as Exhibit 99-1 to the Partnership's Form 8-K filed on May 21, 2009.

In addition, effective April 24, 2009, the Partnership and QH3 entered into purchase agreements (the "Purchase Agreements") with certain members of the Johnson and Everest Groups permitting them to purchase, subject to various conditions and at specified prices which the Partnership believes represent fair market value, certain interests held by the Partnership and by QH3 in Local Limited Partnerships. The Settlement Agreement remains effective regardless of whether any of the Local Limited Partnership interests are purchased.

With respect to the Partnership, the Purchase Agreements provide for the purchase by affiliates of the Everest Group, for the total price of $1,850,000, of the Partnership's interests in:

        Prince Street Towers, L.P., which owns a property in Lancaster, PA; Sencit Towne House L.P., which owns a property in Shillington, PA; and Allentown Towne House, L.P., which owns a property in Allentown, PA; and

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5. Legal Procedings (continued)

the purchase by affiliates of the Johnson Group, for the total price of $3,300,000, of the Partnership's interests in:

   Brookscrossing Apartments, L.P., which owns a property in Riverdale GA; and Leawood Associates, L.P., which owns a property in Leawood, KS.

Closing on the sales of the Leawood and Brookscrossing Local Limited Partnership interests occurred on April 30, 2009, and May 8, 2009, respectively, and the sale of the other Local Limited Partnership interests is expected to close over the coming months.

6.   Federal Income Taxes

   The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2009 and 2008 to the net income
(loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2008 and 2007:

                                                                                    2009                 2008
                                                                               --------------       ---------------

Net Income (Loss)  per financial statements                                    $    1,912,419       $   (2,939,328)

Equity in losses of Local Limited Partnerships for financial reporting purposes
   (tax) in excess of equity in losses for tax (financial reporting) purposes      (4,299,612)              58,799

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (646,126)            (947,169)

Recognition of previously unrecognized equity in losses of Local
   Limited Partnerships for financial reporting purposes                            3,859,967                    -

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                      (387,876)             559,767

Amortization not deductible for tax purposes                                            3,149                2,757

Provision for valuation allowance on advances to Local
   Limited Partnerships not deductible for tax purposes                                     -               22,093

Recovery of provision for valuation allowance on advances to Local
   Limited Partnerships, not reportable for tax purposes                             (616,300)                   -

Impairment on investments in Local Limited
   Partnerships not deductible for tax purposes                                        28,000            2,406,000

Gain on sale of investments in Local Limited Partnerships recognized for tax purposes in excess of gain recognized
   for financial reporting purposes                                                 3,351,947              123,606

Cash distributions included in net income for financial reporting purposes            (68,489)                   -
                                                                               ---------------      --------------

Net Income (Loss) per tax return                                               $    3,137,079       $     (713,475)
                                                                               ==============       ==============

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively, are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $      723,169     $     (390,145)     $   (1,113,314)
                                                            ==============     ===============     ===============
Other assets                                                $    3,734,110     $   12,271,276      $   (8,537,166)
                                                            ==============     ==============      ==============
Liabilities                                                 $      194,947     $      141,133      $       53,814
                                                            ==============     ==============      ==============

The differences in the assets and liabilities of the Partnership for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $6,153,000 greater than for financial reporting purposes, including approximately $1,899,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the Partnership has provided an impairment allowance of approximately $4,409,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) approximately $635,000 of amortization has been deducted for financial reporting purposes only; and (iv) organizational and offering costs of approximately $8,352,000 have been capitalized for tax purposes and charged to Limited Partners' equity for financial reporting purposes.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. IV
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of March 31, 2009 or 2008 or net income (loss) for the years ended either March 31, 2009 or 2008. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2008 and 2007:


Sencit Towne House, L.P.                                                             2008                    2007
------------------------                                                        ---------------         ---------------
Total Assets                                                                    $     6,678,308         $     6,902,166
Total Liabilities                                                               $     2,558,620         $     2,956,239
Revenue                                                                         $     2,110,300         $     2,054,518
Net Income                                                                      $       173,761         $       113,983

Bentley Court II, Limited Partnership                                                2008                    2007
-------------------------------------                                           ---------------         ---------------
Total Assets                                                                    $             0         $     6,922,071
Total Liabilities                                                               $             0         $    10,195,064
Revenue                                                                         $     1,464,748         $     1,886,068
Net Income (Loss)                                                               $     3,568,895         $      (362,661)


The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.